Form 10-Q
period 2014-09-30
Indoor Harvest Corp
filed 2014-11-26
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number:

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	IRS I.D.

5300 East Freeway Suite A Houston, Texas
(Address of principal executive offices)

713-410-7903
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former phone number, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

As of November 26, 2014 there were 8,812,388 shares issued and outstanding of the registrant's common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDOOR HARVEST CORP

BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$242,344	$122,017
Total current assets	242,344	122,017

Furniture and equipment, net	90,714	36,006
Security deposit	12,600	-
Intangible asset	2,000	2,000
Other assets	80,326	-
Total assets	$427,984	$160,023

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$3,354	$-
Accrued payroll - related party	-	6,181
Accrued payroll	3,885	-
Deferred rent	8,838	-
Total current liabilities	16,077	6,181

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized;
8,512,388 and 6,505,381 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	8,512	6,505
Additional paid-in capital	930,129	359,134
Deficit accumulated during the development stage	(526,734)	(211,797)
Total Stockholders' equity	411,907	153,842

Total liabilities and stockholders' equity	$427,984	$160,023

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENT OF OPERATIONS

UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
General and administrative expenses	111,081	28,463	315,086	95,758
Loss from operations	111,081	28,463	315,086	95,758

Other Income (Expense)	6	10	149	24

Net loss	$(111,075)	$(28,453)	$(314,937)	$(95,734)

Net loss per common share:
Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average number
of common shares outstanding:
Basic and diluted	8,410,300	5,931,595	8,060,465	5,557,557

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
				Deficit Accumulated During the Development Stage
			Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
	Common Stock, $0.001 Par Value
	Shares	Amount

Balances, December 31, 2013	6,505,381	$6,505	$359,134	$(211,797)	$153,842

Issuance of common stock for cash	1,734,000	1,734	503,016	-	504,750

Issuance of common stock for services	273,007	273	67,979	-	68,252

Net loss	-	-	-	(314,937)	(314,937)

Balances, September 30, 2014	8,512,388	$8,512	$930,129	$(526,734)	$411,907

INDOOR HARVEST CORP

STATEMENT OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(314,937)	$(95,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,228	4,152
Stock issued for services - related party	68,252	20,000
Change in operating liability:
Deferred rent	8,838	-
Other assets	(80,326)	-
Security deposit	(12,600)	-
Accounts payable and accrued expenses	3,354
Accrued compensation - officers	(6,181)	2,157
Accrued compensation	3,885	-
Net cash used in operating activities	(319,487)	(69,425)

Cash flows from investing activities:
Purchase of equipment	(64,936)	(21,333)
Net cash used in investing activities	(64,936)	(21,333)

Cash flows from financing activities:
Direct offering costs paid	-	(500)
Issuance of common stock for cash	504,750	209,238
Net cash provided by financing activities	504,750	208,738

Increase cash and cash equivalents	120,327	117,980
Cash and cash equivalents at beginning of period	122,017	-
Cash and cash equivalents at end of period	$242,344	$117,980

Supplementary disclosure of non-cash financing activity:
Sale of stock for subscriptions receivable	$-	$100
Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Indoor Harvest Corp., or the "Company," is a Texas corporation formed on November 23, 2011.  Indoor Harvest, Corp., through its brand name Indoor Harvest™ is a company specializing in equipment design, development, marketing and direct-selling of commercial grade aeroponic fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA").

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  For a more complete discussion of significant accounting policies and certain other information, please refer to the annual audited financial statements for the year ended December 31, 2013 included in our Initial and amended registration statements on Form S-1 and S-1/A.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to the estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash and cash equivalents.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

Loss per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Indoor Harvest has incurred losses for all periods, the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.

Fair Value of Financial Instruments

The Company's financial instruments consisted primarily of cash and accrued expenses.  The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2014 and December 31, 2013, respectively, due to the short-term nature of these instruments.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Tax years 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table:

Asset Description	Estimate Useful Life (Years)
Furniture & Equipment	3-5
Software	3-5
Tooling Equipment	10
Leasehold improvements	*

* The shorter of 5 years or the life of the lease.

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

Intangible Asset

The Company's intangible assets consist of domain names and is accounted for as an indefinite lived intangible asset in accordance with ASC 350 "Goodwill and Other Intangible Assets" ("ASC 350").

Domain names are not being amortized as they are determined to have indefinite lives.
Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the nine months ended September 30, 2014 and 2013, and since inception.

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense was as follows:

	3 Months ended		9 Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Research and Development Expense	$20,956	$5,271	$21,966	$12,257

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense was as follows:

	3 Months ended		9 Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Advertising Expense	$2,000	$74	$6,135	$1,218

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has adopted this guidance as of September 30, 2014.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $314,937 and net cash used in operations of $319,487 for the nine months ended September 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management's plans which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity financings. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The business plan of the Company is to engage in the design, development, marketing and direct-selling of commercial grade aeroponic fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). During the next twelve months, the Company's strategy is to: (i) complete product development; (ii) commence product marketing, product assembly and sales; (iii) develop the aerofarmer.com web portal;(iv) construct a demonstration CEA and BIA farm; and (v) offer design build services. The Company's long-term strategy is to direct sale, license and franchise their patented technologies and methods.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Furniture and Equipment	$82,511	$33,179
Software	1,023	1,023
Leasehold Improvements	6,987	-
Tooling Equipment	18,309	9,692
Total	108,830	43,894
Less: accumulated depreciation and amortization	(18,116)	(7,888)
Property and Equipment, Net	$90,714	$36,006

Depreciation expense for the periods noted is as follows:

	3 Months ended		9 Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Depreciation expense	$4,616	$1,883	$10,228	$4,152

During the nine months ended September 30, 2014, the Company paid deposits and or acquired equipment totaling $68,083 which has not been placed in service as of September 30, 2014 and is included in other assets as of September 30, 2014.

NOTE 4 – COMMITMENTS & CONTINGENCIES

On February 20, 2014 the Company signed a 60 month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company's currently planned activities.

Deferred rent payable at September 30, 2014 was $8,838. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the periods noted is as follows:

	3 Months ended		9 Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Rent expense	$12,788	-	$29,838	-

At September 30, 2014, rental commitments are as follows:

Year	Amount
2014	12,600
2015	50,400
2016	52,416
2017	53,424
Thereafter	74,436
$243,276

On September 18, 2013, the Company entered into a material transfer agreement with the Massachusetts Institute of Technology's Media Lab ("MIT") to provide aeroponic system components and fixtures to be used for the purpose of developing a wall facade aeroponic system as part of MIT Media Lab's Changing Places research. The Company is responsible for providing technical assistance and materials.  In connection with this agreement, MIT has agreed to reimburse the Company $12,242 in costs incurred as of September 30, 2014; the Company has recorded this reimbursement as other assets as of September 30, 2014 and a reduction in research and development expense.

NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK

In January of 2014, the Company entered into an advisory agreement where the advisor agreed to act as a mentor or advisor to the Company and provide advice and assistance ranging from attending quarterly meetings to providing feedback on Company strategy to making introductions and assisting in acquisitions. The Company issued 65,552 common shares in connection with this agreement with a valuation of $16,388 ($0.25/share). All shares to be issued per this agreement have been issued.

In January of 2014, the Company issued 207,455 shares of Common stock to the Company's legal counsel as part of legal fees with a valuation of $51,864 ($0.25/share).

During the nine months ended September 30, 2014, the company sold a total of 1,734,000 shares of Common Stock at prices ranging from $0.25 to $0.50 per share for cash totaling $504,750.

 NOTE 6 - SUBSEQUENT EVENTS

The company has evaluated subsequent events after the balance sheet date of September 30, 2014 through November 21, 2014.

On November 18, 2014, the Company sold 300,000 shares of Common Stock to one U.S. accredited investor for $150,000 cash ($0.50/share).

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky.  Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes, and other financial information included in our Form S-1.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Indoor Harvest, Corp., through its brand name Indoor Harvest™, seeks to become an equipment design, developer, marketer and direct-seller of commercial grade aeroponic fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). Indoor Harvest Corp was incorporated in the state of Texas on November 23, 2011. We are a development-stage company and have generated only minimal revenues from business operations. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

Aeroponics is the process of growing plants in an air or mist environment without the use of soil or an aggregate medium (known as geoponics). Aeroponic culture differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium and essential minerals to sustain plant growth, aeroponics is conducted without a growing medium.  Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics.

Our fixtures and patent pending system design are based upon a modular concept in which primary components are interchangeable providing a level of customization that we believe based upon our knowledge of the industry is currently not offered by other aeroponic system manufactures.  We are developing our aeroponic fixtures and systems for use by both horticulture enthusiasts and commercial operators who seek to utilize aeroponic vertical farming methods within a controlled indoor environment.

Our products are designed for the production of leafy greens, micro-greens, fruiting plants and herbs. Our products and systems can also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our operational expenditures are primarily related to developing our line of productions, developing our in-house manufacturing and fabrication facilities and the costs related to being a fully reporting company with the Securities and Exchange Commission.

Results of Operations

We are in the process of developing our products and services. Consequently, we have not generated revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2014. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must develop the business plan and execute the plan.

We are unable to provide a timeline for the generation of revenues which casts substantial doubt on the viability of our business and our ability to continue as a going concern.

For the three months ended September 30, 2014 and September 30, 2013, we had a net loss of $111,075 and $28,453, respectively. For the nine months ended September 30, 2014 and September 30, 2013, we had a net loss of $314,937 and $95,734, respectively. The primary driver behind the increase in the loss was attributable to the increase in expenses as noted below.

For the nine months ended September 30, 2014 and September 30, 2013, we incurred $315,086 and $95,758, respectively, in operating expenses. For the three months ended September 30, 2013 and September 30, 2013, we incurred $111,081 and $28,463, respectively, in operating expenses. The increase in our operating expenses due to increases in costs related to research and development, payroll costs, building lease, and professional expenses related to the filing of our registration statement.

Our expenses related to research and development for the nine months ended September 30, 2014 and September 30, 2013 were $21,966 and $12,257, respectively. Our expenses related to research and development for the three months ended September 30, 2014 and September 30, 2013 were $20,956 and $5,271, respectively. The increase in research and development expenses was due to increased costs supporting our collaboration with MITCityFarm as well as continued product development.

As of September 30, 2014 we had total liabilities of $16,077, while at December 31, 2013, we had total liabilities of $6,181.  The increase was the result of accrued payroll expenses from hiring new employees and deferred rent on our building lease.

Deferred rent payable at September 30, 2014 was $8,838. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

We anticipate taking the following steps to implement our business plan in the next 12 months. Our capital requirements for implementation of these steps are estimated at $750,000 as set forth in the table below. During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions and available funding:

Event	Actions	Estimated Time	Estimated Cost
Build a Demonstration BIA Farm	Build a BIA indoor demonstration farm within our existing leased facility in order to showcase our fixtures and to conduct further research and development.	Q4 2014 - Q2 2015	$550,000
Develop Automated Controls	Develop automated controls, both hardware and software for use with our aeroponic systems	Q4 2014 - Q2 2015	$100,000
Develop Retail Aeroponic System	Develop a retail version of our commercial aeroponic system and controls for use by the home hobbyist	Q4 2014- Q2 2015	$100,000

The total estimated costs of our short-term operational plans for the next 12 months is $262,144 to maintain minimal operational activities during the next 12 months, plus an estimated $75,000 in maintaining public company reporting requirements, as set forth below. In order to fully implement our Plan of Operations for the next 12 months, we will need an additional $750,000. If we are unable to raise additional funds through private placements, registered offerings, debt financing or other sources we may need to postpone the development of our business plan. Without additional funding, we may only be partially successful or completely unsuccessful in implementing our business plan. Management has no written or oral agreement to advance additional funds. If we do not secure additional funds either from operational cash flow when we begin to sell our products and services or additional debt or equity financing, the implementation of our planned future business development activities will be delayed. We currently expect to be in a position to begin selling some of our products and offering design build services by Q2 2015, although there is no assurance we will not encounter unexpected delays. We anticipate that our current cash on hand plus cash flow we expect to start generating during the next 12 months will enable us to maintain minimum operations and working capital requirements for at least the next twelve months.

As of November 24, 2014, we had $311,353 in our bank account available for use. Our estimated day-to-day operational costs, exclusive of those costs in our Plan of Operations for the next 12 months, as set forth above, are estimated to be approximately $262,144 to maintain minimal operational activities during the next 12 months. Our minimal annual operating expenses include our previously executed employment agreement with our CEO and sole founder for a salary of $70,000 annually, non-management salaries of $118,144, our lease agreement for our 10,000 sq. ft. facility of $50,400 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses.  In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months. However, as stated above, in order to implement our Plan of Operations for the next 12 months we will need to secure $750,000 in funds. If we are unable to secure the necessary funds, we will not be able to undertake some or all of our planned business development activities. Accordingly, we anticipate, based upon the assumption of $337,144 in our minimal day-to-day operational and public company reporting costs during the next 12 months as set forth above, a minimum average monthly burn rate of no more than $28,095 during the next 12 months, which will be paid from our existing funds, plus cash flow we expect to start generating during the next 12 months.

Based upon the assumption of our monthly burn rate exclusive of those costs in our Plan of Operations for the next 12 months as set forth above, the Company currently has sufficient funds to meet our current estimated day-to-day operations, plus SEC filing costs, as well as commence some, but not all of our planned activities as set forth in the table above.

We are in the process of developing our products and services. Consequently, we have not generated revenues as of the date of this Report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2014. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, consisting solely or the Company's Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2014, on November 18, 2014, the Company sold 300,000 shares of Common Stock to one U.S. accredited investor for $150,000 cash ($0.50/share).

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance.  We believed that Section 4(2) of the Securities Act of 1933 was available because:

•None of these issuances involved underwriters, underwriting discounts or commissions.
•Restrictive legends were and will be placed on all certificates issued as described above or noted in our Transfer Agent records.
•The distribution did not involve general solicitation or advertising.
•The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although of the investor was an Accredited Investor as defined in SEC Regulation D, we provided the following to the investor:

•Access to all our books and records.
•Access to documents relating to our operations
•The opportunity to obtain any additional information, including information relating to all of our agreements with third parties which were only oral and not written,  to the extent we possessed such information, and including all information necessary to verify the accuracy of the information to which the investors were given access.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________
* This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indoor Harvest, Corp., a Texas corporation

Title	Name	Date	Signature

Principal Executive Officer	Chad Sykes	November 26 2014	/s/ Chad Sykes

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chad Sykes	Chad Sykes	Principal Executive Officer, Principal Financial Officer and Principal Accounting	November 26, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________
* This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.