Form 10-K
period 2014-12-31
Indoor Harvest Corp
filed 2015-03-31
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SEC File No. 333-194326

INDOOR HARVEST CORP
(Name of registrant as specified in our charter)

Texas	3590	45-5577364
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

5300A East Freeway Houston, Texas	77020
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 713-410-7903.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form  10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The Registrant's common stock did not trade on June 30, 2014. Based upon the most recent cash sale price in a private transaction of $.50 per share and 3,603,388 shares held by non-affiliates on June 30, 2014, this amount is $1,801,694.
We have 9,957,238 shares of common stock outstanding as of March 31, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Indoor Harvest, Corp. (hereinafter referred to as "we," "us," "our," "our Company" or "Indoor Harvest") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1. DESCRIPTION OF BUSINESS

Organization

Indoor Harvest Corp., or the "Company," is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300A East Freeway Houston, Texas 77020.

Business

Indoor Harvest, Corp., through its brand name Indoor Harvest™ is a development stage company that seeks to become an equipment design, developer, marketer and direct-seller of commercial grade aeroponic fixtures, vertical farm fixtures and supporting systems for use in urban controlled environment agriculture ("CEA") and Building Integrated Agriculture ("BIA").

CEA is the process of manipulating any agricultural technology to allow the farmer an ability to manipulate a crop's environment to desired conditions. Technologies include greenhouse production, hydroponics, aquaculture, aquaponics and aeroponics. Controlled variables may include temperature, lighting, humidity, pH and nutrient analysis.

BIA is the process of locating CEA methods on, or in, mixed use buildings to provide synergy with the buildings infrastructure and the agriculture process. Earliest examples of BIA include the use of hydroponics, aeroponics and aquaponics, where waste heat is captured through the buildings existing heating, ventilation and air conditioning system as well as the combined use of solar, rainwater collection and evaporative systems. Current operating examples include such buildings as Eli Zabar's rooftop greenhouse, The Sun Works Center for Environmental Studies, Gotham Greens, Sky Vegetables, Top Sprouts, Cityscape Farms, Dongtan, Masdar City, AeroFarms, Solar 2, Lufa Farms, BrightFarms, FarmedHere, Green Sense Farms, Green Spirit Farms and Big Box Farms. The term building-integrated agriculture was coined by Dr. Ted Caplow in a paper delivered at the 2007 Passive and Low Energy Cooling Conference in Crete, Greece.

Aeroponics is the process of growing plants in an air or mist environment without the use of soil or an aggregate medium (known as geoponics). Aeroponic culture differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as growing medium and essential minerals to sustain plant growth, aeroponics is conducted without a growing medium. Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics.

Our vertical farm framing fixtures and patent pending aeroponic fixtures are based upon a modular concept in which primary components are interchangeable providing a level of customization we believe based upon our knowledge of the industry is not currently offered by other vertical farming system manufactures. We are developing our aeroponic and vertical farm framing fixtures and systems for use by both horticulture enthusiasts and commercial operators who seek to utilize aeroponic and hydroponic vertical farming methods within a controlled indoor environment.

Our products are designed for the production of aeroponic and hydroponic leafy greens, micro-greens, fruiting plants and herbs. Our fixtures and systems can also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

Our Products

There are currently several different growing technologies being deployed in urban vertical farming operations. The most common of these technologies include; nutrient film technology, ebb and flow systems, drip irrigation, water culture systems, aquaponic raft systems and aeroponic systems. Our company has chosen to focus on the development of aeroponic and vertical farm framing fixtures and supporting systems for the urban vertical farming industry. Aeroponics is a method of growing plants in a sealed environment by suspending plant roots in an automated atomized liquid nutrient environment. Hydroponics is a subset of hydroculture and is a method of growing plants using mineral nutrient solutions, in water, without soil.

The Indoor Harvest™  patent pending "Modular Aeroponic System and Related Methods"

The aeroponic environment being free from pests and disease, we believe plants grow healthier and more quickly than plants grown in a medium. We believe that CEA and BIA advances plant development, health, growth, flowering and fruiting for any given plant species and cultivars. There are two types of aeroponics commonly used and they are described as follows:

•
Low Pressure Aeroponics ("LPA") - LPA systems utilize high volume, low-pressure pumps and low pressure misting, or spray nozzles. Low-pressure nozzles require large orifices to disperse the nutrient solution resulting in increased water usage. Due to the large amount of water used, the majority of LPA systems recirculate the nutrient solution to minimize water and fertilizer usage.

•	High Pressure Aeroponics ("HPA") - HPA systems utilize a low volume, high-pressure pump and high pressure misting, or fog nozzles. The higher pressures when used with an appropriate nozzle create an atomized mist or fog. Unlike LPA designs, HPA can utilize drain to waste configurations for easier operation due to minimal water usage. Average nutrient solution particle size is 50-80 microns.

The Indoor Harvest™ Modular Aeroponic System is based around seven primary fixture components. These fixtures consist of an Aeroponic Growth Tray, Aeroponic Growth Lid, Aeroponic Spray Manifold, Aeroponic Pressure Manifold, Nutrient Delivery System, Recirculating System and Lift Station. The individual fixtures are combined to create a variety of aeroponic system configurations and allow for modular system construction. As of December 31, 2014, the Company had completed three prototype system tests. The chart below briefly describes the development status of our seven primary fixture components.

Fixture Component	Development Stage	Planned Future Development
Aeroponic Growth Tray [manufactured from durable FDA approved food grade high-density polyethylene]	Ready for Production	Tooling for additional sizes
Aeroponic Growth Lid	Ready for Production	Tooling for additional sizes
Aeroponic Spray Manifold	Ready for Production	None planned
Aeroponic Pressure Manifold	Ready for Production	Specific application development needed for additional sizes
Nutrient Delivery System	Ready for Production	Specific application development needed for additional sizes
Recirculating System	Ready for Production	None Planned
Lift Station	Ready for Production	None Planned

We anticipate being ready to begin production and sales of our aeroponic fixtures in the second quarter of 2015. We need no additional funding to begin manufacturing.

The following is a description of our seven primary aeroponic fixture categories:

Aeroponic Growth Tray ("AGT")

The AGT is the base component of the Indoor Harvest™ modular design. Plant roots are suspended inside the AGT, which is then filled with an atomized mist or nutrient solution spray. The trays are manufactured from durable FDA approved food grade high-density polyethylene ("HDPE"). The trays can be used for LPA and HPA configurations. The tray comes with bulkhead connections for both the spray and pressure manifolds as well as a drain for nutrient run-off. We have completed our product development and tooling in order to provide our HDPE trays in sizes of 48"X96"X12" and 48"X96"X24". We intend to expand our AGT offering by expanding our tooling to include additional custom sizes and add the ability to manufacture our trays using Acrylonitrile

Aeroponic Growth Lid ("AGL")

The AGL is used together with the AGT to form a sealed environment for aeroponics. The lids come in a variety of styles depending on the product being grown. The lids are designed to accept a variety of standard net pot sizes and grow mat mediums. The AGL is the primary plant support system. We intend to expand our tooling to manufacture additional sizes to complement our AGT offerings.

Aeroponic Spray Manifold ("ASM")

The ASM is a piping manifold that mounts inside the AGT via bulkhead fittings and provides the delivery of nutrients to the root zone. The ASM comes in a number of configurations depending on the type of aeroponics being used, the product being grown and the type of AGL and AGT used. We manufacture our ASM in either Polyvinyl chloride ("PVC") plastic or stainless steel depending on client needs.We are capable of manufacturing any size ASM in-house to meet client needs.

Aeroponic Pressure Manifold ("APM")

The APM consists of the system pump, accumulator and solenoid valve. The APM is responsible for providing a supply of nutrient solution to the ASM. The type of APM used is dependent upon the type of aeroponics being used. LPA configurations do not utilize an APM but instead the ASM is connected to a recirculating reservoir with an internal pump. We have completed our initial product development for use with our current AGT sizes, however we will need to develop additional models for use in other sized applications.

Nutrient Delivery System ("NDS")

The NDS is used to provide nutrient solution to the aeroponic system through the APM or an attached recirculating system. Multiple trays can be linked to a single NDS eliminating the need for individual reservoirs. The NDS is designed to filter incoming water using reverse osmosis ("R/O") and then automatically mix up to six different liquid nutrient fertilizers to a specified mixture. The system can be optionally set up to chill and recirculate nutrient solution in a closed loop system. The use of a R/O system within an aeroponic system can significantly reduce the potential for maintenance issues such as the clogging of nozzles, solenoids and pumps by filtering incoming system water to below 20 parts per million. Both inline and drop in chillers can also be added to an aeroponic system to chill the nutrient solution thereby increasing dissolved oxygen content of the nutrients and lowering the temperature of a plants root zone. Higher dissolved oxygen and cooler root temperatures promote faster plant growth. We have completed our initial product development for use with up to 100 AGT's, however we will need to develop additional models for use in other sized applications.

Recirculating System ("RS")

The RS system is used when it is desired to recycle the nutrient run-off from the system. The RS consists of a collection tank and pump. The collected run off is then pumped back to the NDS for re-use when using multiple trays or is pumped directly to the ASM when using a single fixture.

Lift Station ("LS")

The LS is used to remove waste from the aeroponic system when a drain is not readily accessible nearby. The LS collects waste and then pumps it to a different location.

Since our inception in 2011, we have been innovating, simplifying, and integrating our proprietary patent pending technologies and inventions into a family of modular aeroponic system components.

Indoor Harvest™ Support Systems for Aeroponics

In addition to our line of aeroponic system fixtures, we also intend to offer private labeled supporting systems for large commercial installations for CEA and BIA farming. These include both wall mount and frame mount reverse osmosis ("R/O") systems ranging in size from 250 gallons per day to over 19,000 gallons per day from Applied Membranes, Inc.. We also intend to offer private labeled inline and drop in chillers ranging from 1/5 HP to 1/2 HP from Trade Wind Chillers.

The use of a R/O system within an aeroponic system can dramatically reduce the potential for maintenance issues such as the clogging of nozzles, solenoids and pumps by filtering incoming system water to below 20 parts per million. Both inline and drop in chillers can also be added to an aeroponic system to chill the nutrient solution thereby increasing dissolved oxygen content of the nutrients and lowering the temperature of a plants root zone. Higher dissolved oxygen and cooler root temperatures promote faster plant growth.

Indoor Harvest™ Vertical Farm Framing System

We have developed a modular framing system that can be used with our aeroponic fixtures or can be used for hydroponic vertical farm installations such as deep water culture, flood and drain or nutrient film technique using third party products. The framing system is based upon the Unistrut framing platform which will make it very versatile in how it is installed and incorporated into mechanical systems.  The design uses an open slot face which will allow precise leveling no matter how uneven the floor is. We have designed the frames to use the Illumitex® brand ES-1 and ES-2 fixtures out of the box without modifications or custom electrical fabrication. The framing is designed to work with any style 4' X 8' hydroponic tray. The system allows for the vertical installation of aeroponic or hydroponic production systems.

We anticipate being ready to manufacture and begin sales of our vertical farm framing system in the second quarter of 2015. We currently do not require any additional funding to begin manufacturing and sales. Depending on a client's location and order size, we can manufacture our frames in-house or we may sub contract to third party manufactures. We currently do not have any agreements with third party manufacturers.

Operational Activities

Since our inception, we have engaged in the following significant operational activities:

On November 26, 2011, we began construction of a facility to conduct research and development in order to provide proof of concept on our prototype fixture designs. Construction was completed in June 2012. Our CEO and sole Founder, Chad Sykes, provided space within his garage, at his personal residence at 14830 Forest Lodge Dr, Houston Texas 77070, at no charge to the Company, which was renovated to provide a controlled environment for research and development prototyping of our aeroponic system designs. The Company recorded $8,475 in renovation improvements, which included electrical, plumbing and partition walls to support research and development and expensed this amount under research and development as the improvements were temporary in nature. These transactions were considered temporary in nature as the facility being built was a temporary location until the Company would be able to lease commercial space and expand subsequent to the raising of funds. Once the Company raised additional funds, a lease was entered into and the garage build out was no longer being used for business operations. Our CEO and sole Founder, Chad Sykes, has demolished the previous construction, and returned the garage to its original state, at no charge to the Company.

For the period of our inception to December 31, 2014, $36,080, or 8% of our total operational costs, were incurred for research and development expenses towards the development of our aeroponic and vertical farm framing fixture designs. See Research and Development below for additional information.

On January 11, 2012, we acquired the domain name indoorharvest.com from the original domain name registrant for $2,000 cash and recorded it as an indefinite-lived intangible asset. We also registered the domain name aerofarmer.com for future use.

As of December 31, 2014, we capitalized $18,309 in tooling equipment for our product line. Tooling equipment includes two molds for our Aeroponic Growth Tray ("AGT") fixtures and one mold for our Aeroponic Growth Lid ("AGL") fixtures and two 4X2 thermoforming molds.

On September 18, 2013, the Company entered into a material transfer agreement with the Massachusetts Institute of Technology's Media Lab ("MIT Media Lab") to provide aeroponic system components and fixtures to be used for the purpose of developing a wall facade aeroponic system as part of MIT Media Lab's Changing Places research. The project, MITCityFarm, will focus on urban mobility networks, decentralized energy infrastructure and transformable housing units to advance urban agricultural systems. Indoor Harvest, Corp. will be responsible for providing technical assistance and materials as a "Technical Systems Adviser" to the MITCityFarm project. This is a demonstration project only. The equipment may only be used for education or not for profit purposes.  The Agreement provides that we are providing our equipment at no cost.

On February 20, 2014, we entered into a 62 month lease with Daniel R. Davis, commencing on March 1, 2014 through April 30, 2019, for a total of 10,000 sqft. of warehouse and office space located at 5300A East Freeway, Houston, Texas 77020. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company's currently planned activities.

On March 1, 2014, we relocated our equipment to this leased space and ceased operations at our original research and development facility.

As of July 15, 2014, the Company had purchased $114,786 in manufacturing equipment in order to develop in-house manufacturing for its products. These purchases included a Bel-O-Vac Model BV E Class 72"X120" heavy gauge vacuum former, welding equipment and fabrication tools, a commercial powder coating system, table and panel saws, plastic fabrication, a cold saw, and a 5,000 lbs Fork Lift.

On July 3, 2014, the Company entered into a presentation and design agreement with Curran & Connors for the development of presentations for the Company. Total anticipated cost of $5,500 with a one-third due upon acceptance, one-third due upon design approval and remainder due 10 days after the project has been completed. A total of $1,800 has been billed under this Agreement as of the date of this filing. We have temporarily placed completion of this presentation on hold pending results of our pilot with Tweed Marijuana, Inc.

As of December 31, 2015, we have invested $52,616 in the construction of lab equipment to test various crop types and record production data. During the same period, we have also invested $33,778 in lease hold improvements to our property in order to provide a controlled environment for our lab equipment.

A Cannabis Production Pilot Agreement ("Agreement") was entered into as of the 18th day of December 2014 by and between Indoor Harvest Corp. ("Indoor Harvest"), a Texas Corporation, and Tweed Marijuana Inc. ("Tweed"), a Canadian company.

Tweed Marijuana Inc. is a TSX Venture Exchange listed company. Its wholly owned subsidiaries Tweed Inc. and Tweed Farms Inc. (formerly Prime1 Construction Services Corp.) are licensed producers of medical cannabis in Canada. The principal activities of Tweed are the production and sale of cannabis through its wholly owned subsidiaries out of Tweed Inc.'s facility in Smiths Falls, Ontario and Tweed Farms Inc.'s facility in Niagara-on-the-Lake, Ontario as regulated by the Marihuana for Medical Purposes Regulations.

Set forth below is a brief description of the terms and conditions of the Agreement that are material to Indoor Harvest:

The Pilot Project will test the production of Cannabis using an aeroponics system designed by Indoor Harvest. The Pilot Project will make a record of the growth rate, phytocannabinoid production, water usage, fertilizer usage and labor using the aeroponics system(s) provided by Indoor Harvest. The recorded data from the Pilot Project will be compared to Tweed's existing production methods. At the conclusion of the Pilot Project, upon review of the data, Tweed and Indoor Harvest shall jointly secure intellectual property rights for the resulting aeroponics system(s) (at each Party's discretion as to whether they wish to participate in intellectual property filings) and Indoor Harvest will be provided manufacturing rights.

The Pilot Project is broken into two separate phases, as follows:

•
During Phase One, tests will be conducted using equipment initially provided by Indoor Harvest. The purpose of Phase One is to test the initial design and evaluate the root mass development of various strains of Cannabis chosen by Tweed.

•
Upon completion of Phase One, Tweed, based on the results of Phase One, will have the option to request Design Build services to be provided by Indoor Harvest. Indoor Harvest will provide these services free of charge. Indoor Harvest will provide projected costs associated with the manufacture and installation of the new aeroponics designs. Tweed will then have the option to purchase equipment from Indoor Harvest based on these projected costs. There is no obligation to purchase equipment under the Agreement.

Indoor Harvest will be responsible for providing all the equipment related to the aeroponics system being tested, to include a temporary partitioned testing lab structure to be used within Tweed's existing facilities and the cost associated with delivery and installation of the aeroponics system and testing lab, including design changes and subsequent changes based on feedback from Phase One testing.

Tweed will be responsible for providing adequate space in a Controlled Environment for testing purposes to include water service, local area drain and electrical service. Tweed will also provide the personnel and labor to operate and maintain the equipment provided by Indoor Harvest. Tweed will make a reasonable effort to provide Indoor Harvest with weekly updates to include photographs of the plants being grown and their root development as well as all associated data required under the Agreement.

The Pilot Project shall be conducted for a period (the "Pilot Period") commencing on the date of this Agreement (the "Commencement Date") and ending (the "Termination Date") upon the earlier of (a) the parties' mutual determination that the Pilot Criteria has been satisfied or (b) one year after the Commencement Date.  This agreement can be extended if both parties mutually agree in writing.

Upon completion of the Pilot Project, Indoor Harvest and Tweed will jointly apply for patents ("New IP") on the technology developed under the Pilot Agreement. Tweed will be provided exclusive rights to cultivate cannabis using the New IP in Canada and other jurisdictions outside the United States, at a royalty-free rate for the duration of the patent (including any extension of the patent). Indoor Harvest will have exclusive royalty-free rights to cultivate cannabis using the New IP in the United States for the duration of the patent (including any extension of the patent) and will be provided rights to use the New IP in all jurisdictions, royalty-free, for the cultivation of all other species of cultivars, to specifically exclude cultivation of cannabis using the New IP. Indoor Harvest will only have rights to cultivate cannabis in the United States using the New IP. All of these rights are intended to be for commercial production of cultivars.

Indoor Harvest will be provided exclusive manufacturing rights for a period of 10 years on the New IP developed under the agreement. All equipment manufactured by Indoor Harvest will be provided to Tweed by way of a "cost plus agreement" not to exceed 15% allowable for profit.

Both parties are responsible for the costs associated with meeting their obligations outlined in this Agreement. Under no circumstance, do Tweed's costs exceed those associated with the cost of plants, labor and general costs of production including water and electricity. However, any costs related to third party laboratory analysis and testing of phytocannabinoids will be shared equally by both parties.

We currently depend on five firms to manufacture our aeroponic and vertical farm framing systems, from or with which we have supply arrangements with and/or with which we private label, distribute and purchase from these five firms, respectively, on a purchase order basis, two in Texas, two in California and one in Florida to produce, our aeroponic system components. We have only verbal agreements with suppliers and purchase our products on a purchase order basis from the suppliers, but we believe we could easily find alternative suppliers for each of these suppliers and/or users of our tooling, even for those such as Freeman which is located a significant distance from our offices, at no significant increase in price and with no or no significant interruption in our production process. These firms and what they do for us are as follows:

•
Freeman Engineered Products, located in Burnet Texas, currently provides us with our high-density polyethylene ("HDPE") products using tooling that we own. Although they are holding our tooling at no charge to us, we are free to remove our tooling to another location or to another rotational molding company at any time. This could be made more difficult because one of our suppliers, Freedman Engineered Products both holds our tooling and is located a significant distance from our office. Accordingly, we might experience some production logistic products if we had to remove our tooling to another location or to another rotational molding company at any time, but as described below do not believe the effect would be significant.

•
Illumitex, located in Austin Texas, provides us with LED lighting systems. We have a verbal agreement with Illumitex to provide us with wholesale pricing and to be listed as a "vendor partner" on our website.

•
Applied Membranes, located in Vista California, provides us with our reverse osmosis ("R/O") products. We have a verbal agreement with Applied Membranes to provide us with private label components and to be listed as a "vendor partner" on our website.

•
Dosatron, located in Clearwater Florida, provides us with water injection technologies. We have a verbal agreement with Dosatron to use their products in our systems, act as a distributor and be listed on our web site as a "vendor partner".

•	We have a verbal agreement from Trade Wind Chillers in Escondido California to provide private labeled chillers ranging in size from 1/5 HP through 1/2 HP.

We have no formal written agreements with any of these five companies.

Any change in suppliers/manufacturers or problems with our existing suppliers/manufacturers could disrupt or delay our ability to fulfill orders for our aeroponics systems while we search for alternative supply sources, provide specifications, and test initial production. However, based upon management's knowledge of the industry, we believe we could locate alternative firms without any significant difficulty or increase in prices, even with firms such as Freeman which is located a significant distance from our office. If we needed to change suppliers/manufacturers and there were to occur any significant time delay in locating alternative firms, which we do not currently anticipate, our business prospects, results of operations and financial condition could be materially and adversely affected.

The company has engaged in significant research and development activities as described below.

Research and Development

On September 14, 2012, the company began research and development on its prototype designs. The Company has incurred $36,080 in research and development expenses for the period from inception to December 31, 2014. Chad Sykes, our sole Founder and CEO, was responsible for the development of our prototype designs and providing the space required to complete our proof of concept prototyping which was done within his garage, at his personal residence at 14830 Forest Lodge Dr, Houston Texas 77070, at no charge to the Company, which was renovated to provide a controlled environment for R&D and prototyping of our aeroponic system designs.

From September 18, 2012 through October 31, 2012, we completed an initial prototype system test by growing 110 basil plants. The test resulted in an average 1.7 lbs of basil per square foot in 30 days using under 2 gallons of water per plant drain to waste. Upon completion of the test, we made design changes to our lid system and nutrient dispensing system prototypes.

From March 8, 2013 through April 8, 2013, we completed a second prototype system test by growing 110 heads of leafy lettuce to include three types of lettuce, bibb lettuce, buttercrunch lettuce and romaine lettuce. The test resulted in an average head weight of 1/4 lbs in 28 days and water use of under 3 gallons per head drain to waste. Upon completion of the test, we made design changes to our lighting system, updated the framing system and put two prototype grow trays into vertical operation.

From July 13, 2013 through August 22, 2013, we completed a third prototype system test by growing 220 heads of leafy lettuce to include four types of lettuce, bibb lettuce, buttercrunch lettuce, romaine lettuce and ruby red lettuce. The test resulted in average head weight of 1/4 lbs in 30 days and 1/2 lbs in 40 days. During this period the Company also conducted research and development of lighting and controls, comparing the performance of LED lighting and T5 fluorescent lighting. Also during this period the Company tested its second nutrient dispensing prototype running two vertically stacked grow trays simultaneously.

In January 2015, we began construction of a controlled environment testing facility. The facility will be used to test production yields for a variety of cultivars using both our aeroponic and vertical farm framing designs. This data will then be used to develop business plans and marketing materials for our product and services. As of the date of this report, we had completed the walls and partitions, area drainage and flooring. We expect to begin installing the ventilation, climate controls and research platforms in the second quarter of 2015.

From February 19 through March 7, 2015, the Company completed installation of three mobile research labs at Tweed's Smith Falls Canada location per a Cannabis Production Pilot Agreement between the two Companies. The research will record the growth rate, phytocannabinoid production, water usage, fertilizer usage and labor of producing cannabis using aeroponic methods. We expect initial data from the research in April, 2015 which we will use towards developing a cannabis specific cultivation platform using aeroponic technology.

Plan of Expanded Operations

Our plan of expanded operations for the next 12 months, assuming we secure the necessary funding, are set forth in "Plan of Operations" below. The company's long-term strategy is to direct sale, license and franchise their patented technologies and methods.

Potential Customers

We believe, based on our own formal and informal research that our products appeal to three distinct markets. Those markets include horticulture enthusiasts, commercial growers and horticulture researchers who are currently using areoponics or other indoor growing technologies. We intend to market our products to these markets simultaneously. The following is a description of these markets.

Horticulture Enthusiasts - The horticulture enthusiast consists of hobbyists, gardeners and those individuals seeking to utilize advanced horticulture technologies to grow at home, indoors in urban city environments where land availability is limited. We believe that our indoor aeroponic products offer both expert and novice horticulture enthusiasts several major benefits not readily available through traditional gardening methods. The Indoor Harvest™ system provides the user the ability to aeroponically grow fresh herbs, leafy greens, micro-greens, vegetables and medicinal plants year-round, regardless of seasonal weather conditions.

Commercial Growers - Commercial agriculture is beginning to migrate to CEA and BIA. We believe that our aeroponic products provide an affordable vertical farming solution for urban commercial growers who produce for local restaurants, hotels, wholesale and retail markets. Our systems can also be used in re-forestation projects or other revitalization projects through the system's ability to clone and propagate a variety of plant cuttings and hardwood cuttings.

Horticulture Researchers - The modular nature of our system design allows for numerous configurations from the same system. Our platform provides a variety of aeroponic delivery methods and plant support structures from the same system. This provides maximum flexibility to researchers who are experimenting with different plant species and are attempting to keep costs down.

We believe that cannabis has the potential to be a large market for our equipment. We are currently developing products which could be specifically used in the production of cannabis under our agreement with Tweed in Canada, where cannabis is legal throughout the country. We will only directly enter that market outside the U.S. where cannabis is legal, such as in Canada, and in the U.S. only in jurisdictions where cannabis is legal and only then if we do not believe there is any material likelihood that we could be found in violation of federal law in the U. S. through the sale of our products.  See "Government Regulation and Certification," below.

Design Build and Management Services

In addition to selling aeroponic and vertical farm framing systems, in the future we also expect to offer design build services to commercial operators who are seeking consulting, custom equipment design, and project management of CEA and BIA construction projects. The company will act as a general contractor by providing project management in connection with the sub-contracted work of mechanical, electrical and general construction contractors who will install our fixtures for client companies. The company will identify sub-contractors based on project location and responses to solicitations for bid on projects the company will manage. We currently have no contracts, agreements or commitments for any subcontractors.

Marketing

The company intends to offer its products to retail markets through distributors or retailers as well as offering direct commercial sales from our website. As of the date of this filing, we have one oral or written agreements with distributors or retailers.

We are currently developing our marketing plan, which may include some or all of the following marketing methods:

Direct Mail - The use of direct mail allows us to reach a wide audience within a targeted market. A direct mail campaign may consist of a letter of introduction and a brochure featuring the products and services provided by the Company.

Internet Marketing - The Company intends to utilize social networks such as YouTube and Facebook as well as reaching out to industry bloggers and news sites in order to reach potential customers. The company can also sponsor, or advertise with hydroponic and other related horticulture online forums, social networks and online magazines. The Company, in the future, plans to offer its products for sale via the internet. The Company has not launched its online sales as of the date of this report.

The company intends to launch a social media network under the domain name aerofarmer.com. The company intends to host forums, articles and blogs related specifically to aeroponic indoor farming while also offering a retail sales point for its products and services.

Trade Shows and Special Events - The Company intends to participate in industry trade shows and events in order to create market awareness for its brand of aeroponic fixtures and systems.

We intend to market our products to customers desiring to grow all varieties of agricultural products. We do not intend to exclude the growers of any agricultural products, including cannabis, from our marketing efforts. As of the date of this report, we are developing fixtures specifically for cannabis production in Canada under our agreement with Tweed. All of our current fixtures can be adapted for use by cannabis growers. In the future we may develop additional fixtures, or be contracted to design additional systems, specifically for cannabis production. Marketing our products in the U.S. in state and local jurisdictions where marijuana is legal is still uncertain due to the uncertain legal status of the growth, sale and use of cannabis due to conflicting laws under which what is illegal federally is to varying extents legal under certain state laws to the contrary [and even greater uncertainty as to what would constitute ancillary illegal activities such as aiding or abetting if any such direct actions are deemed illegal; and even if direct illegality laws were enforced, whether any ancillary related laws such as aiding and abetting would, if ever, be enforced]. We believe that if the cannabis industry were to become fully legal under both U.S. federal and state law, then this industry may well be where the most advances in technology related to our products could come from. Even our current marketing efforts reflect these uncertainties as, for example, although we are members of the National Cannabis Industry Association, as part of our broader-based marketing efforts, we are also currently members of the Association of Vertical Farming, a non-cannabis organization, focused on food production, and are collaborating with the Massachusetts Institute of Technology's Media Lab project on advancing agricultural food technology under the MITCityFarm project, as well. We are also working on developing cannabis-specific products in Canada under our agreement with Tweed.  Thus, it is not unreasonable, but is not certain, to assume that the cannabis industry will become the biggest market for the type of equipment that we manufacture.

Our Competition and Our Market Position

There are three main manufacturers that currently manufacture high pressure aeroponic systems. They are Agrihouse™, Aerofarms™ and Blue Sphere Industries™. These companies are currently engaged in the manufacture and sales of commercial aeroponic vertical farming systems. These systems can only be used in a single mode with high pressure aeroponics and offer limited sizing options. Our system is capable of operating in dual modes, both LPA and HPA, and our AGT fixture is available in optional sizes that our competitors currently do not offer.

There are also companies such as general Hydroponics® and Botanicare® that manufacture aeroponic and hydroponic growing systems for the hobbyist. These systems are only available in low pressure aeroponics and require individual reservoirs. They also are offered in limited sizes and are not designed for vertical operation. These systems only provide a single mode of operation.

Our fixture based aeroponic system is designed to operate under both low pressure or LPA and high pressure or HPA configurations, as described in "Business - Our Products," above, we also offer custom sized applications and our systems can operate both drain to waste and recirculating.

We will be a small competitor in the industry. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

We believe based upon management's knowledge of the industry that we are the first company to develop and offer a fixture based commercial aeroponic system. Instead of relying on a complete engineered system, we have developed aeroponic fixtures that can be used in whole, or in part, to create a modular vertical farming system of any scale, or size. By breaking our aeroponic system down into individual, independent fixtures, we offer a level of custom ability that currently is not offered by our competitors.

Our fixtures can be used individually, or incorporated into do-it-yourself designed systems that many smaller commercial operators chose to build. This allows us to not only compete for sales to commercial growers who are developing their own systems, but also with growers who are looking for a complete system. We believe this will allow us to increases our market share and allows us to benefit from both commercial and retail sales. We believe that our approach can help create standardization for CEA and BIA aeroponic operations.

Manufacturing and Operations

We will source our products and accessories from third party manufacturing companies that manufacture products in part using tooling we own, in accordance with our specifications, and subject to our patent pending intellectual property rights, until we are capable of manufacturing these products in-house.

We currently depend on two manufacturers in Texas, two in California and one in Florida to produce our aeroponic and vertical farm framing system components. Freeman Engineered Products, located in Burnet Texas, currently provides us rotational molding of our high-density polyethylene ("HDPE") products using tooling that we own. Illumitex, located in Austin Texas, provides us with LED lighting systems. We have a verbal agreement with Illumitex to provide us with wholesale pricing and to be listed as a "vendor partner" on our website. Applied Membranes, located in Vista California, provides us with our reverse osmosis ("R/O") products. We have a verbal agreement with Applied Membranes to provide us with private label components and to be listed as a "vendor partner" on our website. Dosatron, located in Clearwater Florida, provides us with water injection technologies. We have a verbal agreement with Dosatron to use their products in our systems, act as a distributor and be listed on our web site as a "vendor partner". We have a verbal agreement from Trade Wind Chillers in Escondido California to provide private labeled chillers ranging in size from 1/5 HP through 1/2 HP. We have no formal written agreements with any of these six companies. We private label, distribute and purchase from these six firms, respectively, on a purchase order basis.

We currently have the capacity to obtain parts and assemble, sell and ship in any one month period the following products in the following amounts for each in any given month based upon our current tooling:

Product Line	Sizes	Units per Month
HDPE Aeroponic Growth Tray "AGT"	48X96X12	500
	48X96X24	500
Aeroponic Growth Lid "AGL"	any	500
Aeroponic Spray Manifold "ASM"	any	4,000
Aeroponic Pressure Manifold "APM"	n/a	500
Nutrient Delivery System "NDS"	n/a	25
Recirculating System	n/a	500
Lift Station	n/a	50
Vertical Farm Framing Systems	48X96	800

We currently own tooling to produce our AGT line made from HDPE in 48"X96"X12" and 48"X96"X24" sizes through a process known as rotational molding. We also own tooling to produce thermoformed molds in 24"X48" for ABS plastic. We currently out-source our rotational molding to Freeman Engineered Products. In the future, if and when we obtain sufficient funding, we anticipate in the future spending approximately $25,000 towards additional tooling which will allow us to add the following sizes to our portfolio: 48"X48"X12", 48"X48"X24", 24"X48"X12" and 24"X48"X24." We currently do not have the funds for this tooling, but will budget $25,000 for additional tooling when we have the available funds. We are currently capable of manufacturing our vertical farm framing systems in-house, though we may choose to sub contract to third parties depending on project location and number of fixtures purchased. We currently have no agreements with third parties to manufacture our vertical farm framing systems. We are capable of producing up to 800 frames per month currently in -house.

As of July 15, 2014, the Company had purchased $114,786 in manufacturing equipment in order to develop in-house manufacturing for some of its products. These purchases included a Bel-O-Vac Model BV E Class 72"X120" heavy gauge vacuum former, welding equipment and fabrication tools, a commercial powder coating system, table and panel saws, plastic fabrication tools, a cold saw, and a 5,000 lbs Fork Lift.

Our products will be combined and assembled based on customer requirements by us at our current location. We currently have one member of management and four salaried shop employees. We intend to hire temporary contract labor to assemble our products based on client demand. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having additional salaried employees. In order to substantially grow our revenue base we will require additional personnel. These personnel will be added when funds are available. The company utilizes American manufacturing where possible. We have no contracts with any manufacturing firms; we anticipate our products will be manufactured as needed and based on demand.

We do not need any further internal funding to get parts produced each month in the amount set forth above. This is because we will not order these parts needed to begin the assembly of our product until we have received a purchase order from a client which has been paid in full. Only then will we submit purchase orders to these suppliers, using the money that our customer has already paid for the product to pay these parts suppliers/manufacturers. The capacity limits are those of our suppliers/manufacturers, not of ours. So if we have more orders that these supplier/manufactures can supply parts and/or complete third party manufacturing in any month, we will advise our client of a delay in the delivery time. We intend to offer our products through distributors and retailers, as disclosed above, while beginning assembly of our products only upon having received full payment for those products as follows: We intend only to drop ship products directly to a customer if ordered through a third party retailer/distributor. A customer would be advised as to the time frame for delivery after placing an order through a third party retailer/distributor and making full payment in advance. Our distributors/dealers would not stock inventory.

Intellectual Property

We rely on a combination of patent law, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks.

On December 6, 2011, a U.S. federal trademark registration was filed for Indoor Harvest (Serial Number 85488194) and the United States Patent and Trademark Office ("USPTO") granted a first 6 month extension for use on January 5, 2013 and were granted a fifth extension for use on January 8, 2015.

On May 15, 2013 the Company filed a provisional application for patent on a "modular aeroponic system and related methods" (Serial Number 61/823,330) with the USPTO. The inventor was recorded as Chad Sykes, our CEO and sole Founder and Indoor Harvest Corp was named as the assignee. In order to obtain our patent, the Company will need to convert its provisional application for patent, into a non-provisional application for patent. On May 15, 2014, the Company converted its provisional patent into a non-provisional patent and recorded an expense of $1,730. We do not currently have a patent, the USPTO will conduct a review our patent application and provide us with comments. We must satisfy all comments before the USPTO will grant us a patent. There is no guarantee that a patent will be granted. While our patent application is under review, we may use the term "patent pending" on all published materials regarding our process applied for patent.

Governmental Regulation and Certification

We are not aware of any governmental regulations or approvals for any of our products or services.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we could be deemed to be aiding and abetting illegal activities through the equipment we intend to sell in the U.S. if such equipment is used by customers who intend to purchase and use our aeroponic and vertical farm framing systems to grow cannabis. Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our equipment could be used by persons or entities engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, could seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another's criminal activities. The Federal aiding and abetting statute provides that anyone who "commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal." 18 U.S.C. §2(a). However, we do not believe that the Company's current and intended business as described in this report violates federal law and believe we would prevail if any such action were brought against us.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

On February 20, 2014, we entered into a 62 month lease with Daniel R. Davis, commencing on March 1, 2014 through April 30, 2019, for a total of 10,000 sqft. of warehouse and office space located at 5300A East Freeway, Houston, Texas 77020. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company's currently planned activities.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock has an Over-The-Counter Market symbol of "INQD," but no trading has commenced during the period reported.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Texas Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Recent Sales of Unregistered Securities

From November 18, 2015 through December 31, 2014, we sold 740,000 shares of common stock to three U.S. investors and three non-U.S. investors at $0.50 per share for $360,000 in cash.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents. We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.
•	Access to documents relating to our operations.
•	The opportunity to obtain any additional information, including information relating to all of our agreements with third parties which were only oral and not written, to the extent we possessed such information, and including all information necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Securities Authorized for Issuance under Equity Compensation Plans

At December 31, 2014, we had no Equity Compensation Plans in place.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes, and other financial information included in this Form 10-K.

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

Overview

Indoor Harvest, Corp., through its brand name Indoor Harvest™ is a development stage company that seeks to become an equipment design, developer, marketer and direct-seller of commercial grade aeroponic fixtures, vertical farm framing fixtures and supporting systems for use in urban controlled environment agriculture ("CEA") and Building Integrated Agriculture ("BIA").

CEA is the process of manipulating any agricultural technology to allow the farmer an ability to manipulate a crop's environment to desired conditions. Technologies include greenhouse production, hydroponics, aquaculture, aquaponics and aeroponics. Controlled variables may include temperature, lighting, humidity, pH and nutrient analysis.

BIA is the process of locating CEA methods on, or in, mixed use buildings to provide synergy with the buildings infrastructure and the agriculture process. Earliest examples of BIA include the use of hydroponics, aeroponics and aquaponics, where waste heat is captured through the buildings existing heating, ventilation and air conditioning system as well as the combined use of solar, rainwater collection and evaporative systems. Current operating examples include such buildings as Eli Zabar's rooftop greenhouse, The Sun Works Center for Environmental Studies, Gotham Greens, Sky Vegetables, Top Sprouts, Cityscape Farms, Dongtan, Masdar City, AeroFarms, Solar 2, Lufa Farms, BrightFarms, FarmedHere, Green Sense Farms, Green Spirit Farms and Big Box Farms. The term building-integrated agriculture was coined by Dr. Ted Caplow in a paper delivered at the 2007 Passive and Low Energy Cooling Conference in Crete, Greece.

Aeroponics is the process of growing plants in an air or mist environment without the use of soil or an aggregate medium (known as geoponics). Aeroponic culture differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as growing medium and essential minerals to sustain plant growth, aeroponics is conducted without a growing medium. Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics.

Our vertical farm framing fixtures and patent pending aeroponic fixtures are based upon a modular concept in which primary components are interchangeable providing a level of customization we believe based upon our knowledge of the industry is not currently offered by other vertical farming system manufactures. We are developing our aeroponic and vertical farm framing fixtures and systems for use by both horticulture enthusiasts and commercial operators who seek to utilize aeroponic vertical farming methods within a controlled indoor environment.

Our products are designed for the production of aeroponic and hydroponic leafy greens, micro-greens, fruiting plants and herbs. Our fixtures and systems can also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

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

Results of Operations

We are in the process of developing our products and services. Consequently, we have not generated revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2015. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

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

For the fiscal year ended December 31, 2014 and December 31, 2013, we incurred $443,540 and $186,913, respectively, in operating expenses. The increase in our operating expenses are due to increases in costs related to research and development, additional payroll costs, building lease, and professional expenses related to the filing of our registration statement and costs associated with becoming a publicly traded Company.

Our expenses related to research and development for the fiscal year ended December 31, 2014 and December 31, 2013 were $36,080 and $12,823, respectively. The increase in research and development expenses was due to increased costs supporting our collaboration with MITCityFarm as well as continued product development.

As of December 31, 2014 we had total liabilities of $21,245, while at December 31, 2013, we had total liabilities of $6,181. The increase was the result of accrued payroll expenses from hiring new employees, accounts payable and accrued expenses and deferred rent on our building lease.

Deferred rent payable at December 31, 2014 was $9,026. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

We anticipate taking the following steps to implement our business plan in the next 12 months. Our capital requirements for implementation of these steps are estimated at $350,000 as set forth in the table below. During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions and available funding:

Event	Actions	Estimated Time	Estimated Cost
Build a Demonstration BIA Farm	Build a BIA indoor demonstration farm within our existing leased facility in order to showcase our fixtures and to conduct further research and development.	Q2 2015 - Q4 2015	$150,000
Develop Automated Controls	Develop automated controls, both hardware and software for use with our aeroponic systems	Q2 2015 - Q4 2015	$100,000
Develop Retail Aeroponic System	Develop a retail version of our commercial aeroponic system and controls for use by the home hobbyist	Q2 2015- Q4 2015	$100,000

The total estimated costs of our short-term operational plans for the next 12 months is $294,144 to maintain minimal operational activities during the next 12 months, plus an estimated $75,000 in maintaining public company reporting requirements, as set forth below. In order to fully implement our Plan of Operations for the next 12 months, we will need an additional $350,000. If we are unable to raise additional funds through private placements, registered offerings, debt financing or other sources we may need to postpone the development of our business plan. Without additional funding, we may only be partially successful or completely unsuccessful in implementing our business plan. This does not include the additional funding if, and when, we sign a definitive agreement based upon our LOI with the City of Pasadena Texas for the development of a vertical farming facility and education center, as described below.

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

As of March 30, 2015, we had $442,998 in our bank account and had a credit line of $5,000 of which $5,000 was available for use.

Our estimated day-to-day operational costs, exclusive of those costs in our Plan of Operations for the next 12 months, as set forth above, are estimated to be approximately $294,144 to maintain minimal operational activities during the next 12 months. Our minimal annual operating expenses include our previously executed employment agreement with our CEO and sole founder for a salary of $70,000 annually, non-management salaries of $150,144, our lease agreement for our 10,000 sq. ft. facility of $50,400 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months. However, as stated above, in order to implement our Plan of Operations for the next 12 months we will need to secure an additional $350,000 in funds. If we are unable to secure the necessary additional funds, we will not be able to undertake some or all of our planned business development activities. Accordingly, we anticipate, based upon the assumption of $369,144 in our minimal day-to-day operational and public company reporting costs during the next 12 months as set forth above, a minimum average monthly burn rate of no more than $30,762 during the next 12 months, which will be paid from our existing funds, plus cash flow we expect to start generating during the next 12 months.

On March 30, 2015, the Company signed a LOI with the City of Pasadena Texas regarding the development of a vertical farming complex, to include a for-profit commercial operation and a non-profit educational facility. As currently envisioned, the for-profit portion would include a state-of-the-art indoor vertical farm serving local customers with gourmet leafy greens, herbs and micro-greens. The non-profit side would integrate an academic program that would use the vertical farm as a lab for practical studies and some component (to be negotiated) of low-cost or at-cost produce made available to community organizations to be balanced by tax offsets through non-profit status.  As of the date of this Report, we do not yet have a binding agreement concerning this Project.

Based upon the assumption of our monthly burn rate exclusive of those costs in our Plan of Operations for the next 12 months as set forth above, the Company currently has sufficient funds to meet our current estimated day-to-day operations, plus SEC filing costs, as well as commence some, but not all of our planned activities as set forth in the table above.

We are in the process of developing our products and services. Consequently, we have not generated revenues as of the date of this Report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2015. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Indoor Harvest Corp

We have audited the accompanying financial statements of Indoor Harvest Corp, which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements. Indoor Harvest Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indoor Harvest Corp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Indoor Harvest Corp will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/S/ RBSM, LLP

RBSM, LLP
Sugar Land, TX

March 31, 2015

INDOOR HARVEST CORP
BALANCE SHEETS
December 31, 2014 and 2013
	2014	2013
ASSETS
Current assets:
Cash	$411,669	$122,017
Total current assets	411,669	122,017
Furniture and equipment, net	170,454	36,006
Security deposit	12,600	-
Other assets	68,083	-
Intangible asset	2,000	2,000
Total assets	$664,806	$160,023

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,185	$-
Accrued payroll	5,034	-
Accrued payroll – related party	-	6,181
Deferred rent	9,026	-
Total liabilities	21,245	6,181

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized;
9,252,388 and 6,505,381 shares issued and outstanding
at December 31, 2014 and 2013, respectively	9,251	6,505
Additional paid-in capital	1,299,389	359,134
Less: Stock subscription receivable	(10,000)	-
Accumulated deficit	(655,079)	(211,797
Total Stockholders' equity	643,561	153,842
Total liabilities and stockholders' equity	$664,806	$160,023

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
December 31, 2014 and 2013
	2014	2013
Operating expenses
Depreciation expense	$16,715	$6,115
Research and development	36,080	12,823
Professional fees	148,791	123,207
General and administrative	241,955	44,807
Loss from operations	(443,541)	(186,951
Other income	259	38
Net loss	$(443,282)	$(186,913)

Net loss per common share:
Net loss per share, basic and diluted	$(0.05)	$(0.03)

Weighted average number
of common shares outstanding:
Basic and diluted	8,235,457	5,705,614

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2014 and 2013
			Additional			Total
	Common Stock, $0.001 Par		Paid-in	Accumulated	Subscription	Sahreholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity
Balances, December 31, 2012	4,624,000	$4,624	$42,025	$(24,884)	$-	$21,765
Issuance of common stock
For cash	1,551,173	1,551	235,487	-	-	237,038
For services - related party	330,208	330	82,222	-	-	82,552
Direct offering costs	-	-	(600)	-	-	(600)
Net Loss				(186,913)		(186,913)

Balances, December 31, 2013	6,505,381	6,505	359,134	(211,797)	-	153,842
Issuance of common stock
For cash	2,474,000	2,474	872,276	-	(10,000)	864,750
For services	273,007	272	67,979	-	-	68,251
Net Loss	-	-	-	(443,282)	-	(443,282)

Balances, December 31, 2014	9,252,388	$9,251	$1,299,389	$(655,079)	$(10,000)	$643,561

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(443,282)	$(186,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,715	6,115
Stock issued for services - related party	-	82,552
Stock issued for services	68,251
Changes in operating assets and liabilities:
Other assets	(68,083)
Accounts payable and accrued expenses	15,064	6,181
Net cash used in operating activities	(411,335)	(92,065)

Cash flows from investing activities:
Cash paid for security deposit	(12,600)	-
Purchase of equipment	(151,163)	(22,356)
Net cash used in investing activities	(163,763)	(22,356)

Cash flows from financing activities:
Direct offering costs paid	-	(600)
Cash received for stock subscription receivable	(10,000)	-
Issuance of common stock for cash	874,750	237,038
Net cash provided by financing activities	864,750	236,438

Increase cash and cash equivalents	289,652	122,017
Cash and cash equivalents at beginning of period	122,017	-
Cash and cash equivalents at end of period	$411,669	$122,017

The Accompanying Notes are an Integral Part of these Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Indoor Harvest Corp., or the "Company," is a Texas corporation formed on November 23, 2011.  Indoor Harvest, Corp., through its brand name Indoor Harvest™, is a company specializing in equipment design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA").

Basis of presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Fair Value of Financial Instruments

The Company's financial instruments consisted primarily of cash and accrued expenses. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2014 and December 31, 2013, respectively, due to the short-term nature of these instruments.

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

Tax years 2014, 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table:

Estimate Useful
Asset Description	Life (Years)

Furniture & Equipment	3-5
Software	3-5
Tooling Equipment	10
Leasehold improvements	*
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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended December 31, 2014 and 2013.

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense was as follows:

	Years Ended
	December 31, 2014	December 31, 2013
Research and development expense	$36,080	$12,823

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense was as follows:

	Years Ended
	December 31, 2014	December 31, 2013
Advertising expense	$7,241	$1,230

Reclassifications

Certain expense items have been reclassified in the statement of operations for the year ended December 31, 2013, to conform to the reporting format adopted for the year ended December 31, 2014.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information.  The Company adopted this pronouncement for the year ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial conditions.

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance.

We do not believe any other recent pronouncements will have any impact on our presentation of financial position or results of operations.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $443,282 and $186,913 and net cash used in operations of $411,335 and $92,065 for the years ended December 31, 2014 and December 31, 2013, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The business plan of the Company is to engage in the design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). During the next twelve months, the Company's strategy is to: (i) complete product development; (ii) commence product marketing, product assembly and sales; (iii) develop the aerofarmer.com web portal; (iv) construct a demonstration CEA and BIA farm; and (v) offer design build services. The Company's long-term strategy is to direct sale, license and franchise their patented technologies and methods.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Furniture and equipment	$84,551	$33,179
Software	1,023	1,023
Tooling equipment	18,309	9,692
Leasehold improvements	33,778
Computer equipment	4,780	-
Research and development lab	52,616	-
Total	195,057	43,894
Less: accumulated depreciation and amortization	(24,603)	(7,888)
Property & equipment, Net	$170,454	$36,006

Depreciation expense for the years ended December 31, 2014 and 2013, totaled $16,715 and $6,115, respectively.

During the year ended December 31, 2014, the Company paid deposits and or acquired equipment totaling $68,083 which has not been placed in service as of December 31, 2014 and is included in Other Assets as of December 31, 2014.

NOTE 4 – COMMITMENTS & CONTINGENCIES

A Cannabis Production Pilot Agreement ("Agreement") was entered into as of the 18th day of December 2014 by and between Indoor Harvest Corp. ("Indoor Harvest"), a Texas Corporation, and Tweed Marijuana Inc. ("Tweed"), a Canadian company.

Tweed Marijuana Inc. is a TSX Venture Exchange listed company. Its wholly owned subsidiaries Tweed Inc. and Tweed Farms Inc. (formerly Prime1 Construction Services Corp.) are licensed producers of medical cannabis in Canada. The principal activities of Tweed are the production and sale of cannabis through its wholly owned subsidiaries out of Tweed Inc.'s facility in Smiths Falls, Ontario and Tweed Farms Inc.'s facility in Niagara-on-the-Lake, Ontario as regulated by the Marihuana for Medical Purposes Regulations.

Indoor Harvest will be provided exclusive manufacturing rights for a period of 10 years on the New IP developed under the Agreement. All equipment manufactured by Indoor Harvest will be provided to Tweed by way of a "cost plus agreement" not to exceed 15% allowable for profit.

Both parties are responsible for the costs associated with meeting their obligations outlined in this Agreement. Under no circumstance, do Tweed's costs exceed those associated with the cost of plants, labor and general costs of production including water and electricity.  However, any costs related to third party laboratory analysis and testing of phytocannabinoids will be shared equally by both parties.

On February 20, 2014 the Company signed a 60 month lease on a 10,000 sqft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company's currently planned activities.

Deferred rent payable at December 31, 2014 was $9,026. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the periods noted is as follows:

	Twelve months ended
	December 31, 2014	December 31, 2013
Rent expense	$42,626	$-

At December 31, 2014, rental commitments are as follows:

Year	Amount
2015	$50,400
2016	52,416
2017	53,424
2018	54,492
2019	19,944
$230,676

On September 18, 2013, the Company entered into a material transfer agreement with the Massachusetts Institute of Technology's Media Lab ("MIT") to provide aeroponics system components and fixtures to be used for the purpose of developing a wall facade aeroponics system as part of MIT Media Lab's Changing Places research. The Company is responsible for providing technical assistance and materials.  In connection with this agreement, MIT has agreed to reimburse the Company $12,242 in costs incurred as of December 31, 2014; the Company has recorded this reimbursement as Other Assets as of December 31, 2014 and a reduction in research and development expense.

In July of 2014, the Company entered into a presentation and design agreement for the development of presentations for the Company. Total anticipated cost of $5,500 with a one-third due upon acceptance, one-third due upon design approval and remainder due 10 days after the project has been completed.
NOTE 5 – RELATED PARTY TRANSACTIONS
On December 31, 2013, the Company had accrued payroll to a related party, Chad Sykes, our CEO of $6,181. Additionally, for the year ended December 31, 2013, we issued shares for services to related parties amounting to $82,552. There were no related party transactions in 2014.

NOTE 6 - INCOME TAXES

Indoor Harvest operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. The Company has incurred losses since inception and, accordingly has a net operating loss carry forward as of December 31, 2014 of $565,586. This loss carry forward expires according to the following schedule:

Years Ending December 31,	Amount
2013	$121,332
2014	444,254
Total	$565,586
The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2014 and 2013, due to the following:

	Years ended December 31,
	2014	2013

Computed "expected" tax expense (benefit)	$(150,716)	$(63,550)
Non-deductible expenses	24,489
Valuation allowance	126,227	63,550

Income tax expense (benefit)	$—	$—
Deferred tax assets at December 31, 2014 and 2013 are comprised of net operating loss carry forwards. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation.

NOTE 7- SHAREHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2013, the Company issued a total of 1,551,173 shares for cash at prices ranging from $0.15 per share to $0.25 per share for cash totaling $237,038.

In June of 2013, the Company entered into a website development costs for a total cost of $2,500 and common stock valued at $20,000 based on the Company's recent private placements which totaled 80,000 shares. The agreement shall remain in effect until all obligations have been properly completed the construction of a web site that shall conform to the specifications provided by the Company.

In December of 2013, the Company entered into four advisory agreements where the advisors agrees to act as mentors or advisors to the Company and provide advice and assistance ranging from attending quarterly meetings to providing feedback on Company strategy to making introductions and assisting in acquisitions. During the year ended December 31, 2013, the Company issued 250,208 common shares in connection with these agreements and value the share issuance for services at the most recent price per share for cash sales of the Company's stock or $0.25 per share.

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

During the year ended December 31, 2014, the company issued a total of 2,474,000 shares of common stock ($0.25-0.50/share) for cash totaling $864,750 and a subscription receivable of $10,000.

NOTE 8 - SUBSEQUENT EVENTS

In January of 2015, the Company issued 144,000 shares of Common stock to the Company's legal counsel as part of legal fees with a valuation of $72,000 ($0.50/share) at the most recent price per share for cash sales of the Company's stock.

On March 1, 2015, we entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of Common Stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement

On March 13, 2015, we entered into a Director Agreement with John Choo. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of Common Stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement

From January 5, 2015 through March 19, 2015, the Company issued a total of 536,000 shares of Common stock at $0.50 per share for cash totaling $268,000.

On March 23, 2015 we entered into a consulting agreement with Smallcapvoice.com to provide public and investor relations services for a period of 30 days starting on March 31, 2015. The Company paid $25,000 in cash plus issued 25,000 shares of restricted common stock for services rendered.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Management's Report on Internal Control over Financial Reporting is omitted as it is not required for companies such as Indoor Harvest filing under Section 15(d).

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act Directors and Officers

The following sets forth our officers and directors as of March 14, 2015.  The board of directors elects our executive officer annually. Our directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our sole officer also shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.  Our directors and executive officer are as follows:
Name	Age	Position
Chad Sykes	41	CEO, President, Secretary, and Director
William Jamieson	45	Director
John Choo	40	Director

Mr. Chad Sykes is the sole founder and CEO of Indoor Harvest, Corp. He designed and developed the Company's modular aeroponic system and has been responsible for all R&D since inception. Prior to founding Indoor Harvest, Mr. Sykes operated a boutique investor and public relations consulting firm. For the past five years, Mr. Sykes has helped generate market awareness and investor relation programs for six publicly traded small and microcap companies in the manufacturing, healthcare, oil & gas and agricultural industries.

Prior to 2007, Mr. Sykes served in the U.S. Army. During his 5-year enlistment he served two combat tours to Iraq during OIF1 and OIF3. Serving as a M1A1 Abrahams Tank Crewman in OIF1 and then later serving at the Brigade level for S4 logistics operations during OIF3.

Before joining the U.S. Army, Mr. Sykes worked in the mechanical trades construction industry for 10 years. Mr. Sykes was a member of Plumbers Local Union 68, he previously managed projects for Gowan, Inc., Har-Con Mechanical, Letsos Company and MLN Company. He held positions as a medical gas endorsed journeyman plumber, plumbing superintendent and project manager. His primary industry focus was medical gas systems, process piping and control systems. As a member of the board, Mr. Sykes contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

On March 1, 2015, Mr. William Jamieson was elected as a Director of the Corporation.  Since January 2010, he has been owner of 420 Patients LLC, a Consulting Company.  He has the following degrees:

•	Bachelor's Degree: BA- Psych from Arizona State University 1994
•	Master's Degree: MA- Clinical Psych from Arizona School of Professional Psychology 2000

As a member of the board, Mr. Jamieson contributes significant industry-specific experience and expertise. He obtained his Masters degree in Clinical Psychology in 2000 and has focused much of his career on pain management and cannabis therapy. Having a lifetime of cultivation experience and over 20 years' experience in the medical marijuana industry he brings a wealth of executive leadership and management experience. Mr. Jamieson will contributes this and a deep understanding of all aspects of the this business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

On March 13, 2015, Mr. John Choo was elected as a Director of the Corporation.

From April to December 2014, Mr. Choo held positions at Tweed Marijuana, Inc., a medical cannabis producer and distributor in Canada, as Architect of Strategic Alliances and Specialized Business Development. From May 2012 to April 2014, Mr. Choo operated a consultancy as a Chief Strategist providing clients with professional strategy development for pre and post IPO technology companies.
From April 2008 through May 2012, Mr. Choo was a partner and Director of Business Development for Tekinsion, Inc., a technology company providing products and user experience design for the mobile industry.
From November 2004 through April 2008, Mr. Choo held the position as Sr. Business Analyst for Sitebrand, Inc., an E-Commerce marketing software Company.  In 1997, Mr. Choo received a degree in Law and Administration from Algonquin College in Ottawa Ontario.

Mr. Choo has spent over a decade in the technology space advising pre and post IPO organizations on strategy architecture and execution. Leading early stage groups into international technology IP licensing, product and services architecture, acquisitions and valuation building for investment activities.  As a member of the board, Mr. John Choo contributes the benefits of his executive leadership and management experience in developing corporate strategy, assessing emerging industry trends, and business operations.  His contributions and deep understanding of all aspects of our business, products and markets will provide substantial experience to fuel our corporate growth.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company's last two completed fiscal years for all services rendered to the Company.

Name and principal position	Year	Salary		Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Chad Sykes	2014	$70,000		$-	$-	-	$-	$-	$-	$-	$70,000
President, Chief Executive Officer	2013	19,124	[1]	-	-	-		-	-	-	19,124

[1] This amount was determined in accordance with the Amendment to the Executive Employment Agreement effective as of December 31, 2013, as described below and filed as an exhibit to the Amendment to our Registration Statement filed on June 24, 2014.

We entered into an Executive Employment Agreement (the "Agreement") as of September 1, 2013, with Chad C. Sykes (the "Executive").  The principal terms of the Agreement are as follows:

Terms of Employment

(a) Position. Chief Executive Officer
(b) Duties. As may be assigned by the Board of Directors not inconsistent with the position.
(c) Dedication. Executive shall devote his full business time and best efforts to the business and affairs of the Company.

Compensation

(a) Base Salary
(i) Salary. $70,000 per year ("Base Salary")
(ii)Adjustments. The Base Salary may be increased, or decreased, from time to time during the term of this Agreement in the sole discretion of the Board of Directors based on the Company's ability to pay.
(b) Incentive Compensation. During the term of employment, the Executive shall be eligible to participate in any equity-based incentive compensation plan or program adopted by the Board of Directors.

Intellectual Property

(a) Ownership. Executive agrees that  all copyrights, trademarks, patents, and other intellectual property rights to works or marks arising in from or in connection with the Executive's employment by Company are "work made for hire" within the definition of Section 101 of the Copyright Act (17 U.S.C. 101) and shall remain the sole and exclusive property of Company.
(c) Assignment of Interest. To the extent any work product is not deemed to be a work made for hire within the definition of the Copyright Act, Executive with effect from creation of any and all work product, hereby assigns, and agrees to assign, to Company all right, title and interest in and to such work product, including but not limited to copyright, all rights subsumed thereunder, and all other intellectual property rights, including all extensions and renewals thereof.
(d) Moral Rights. Executive also agrees to waive any and all moral rights relating to the work product, including but not limited to, any and all rights of identification of authorship and any and all rights of approval, restriction or limitation on use, and subsequent modifications.
(e) Assistance. Executive further agrees to provide all assistance reasonably requested by Company, both during and subsequent to the Term of this Agreement, in the establishment, preservation and enforcement of Company's rights in the work product.
(f) Return of Property. Upon the termination of this Agreement, Executive agrees to deliver promptly to Company all printed, electronic, audio-visual, and other tangible manifestations of work product, including all originals and copies thereof.

Non-Competition

(a) Restrictions. During the term of this Agreement and for a period of 5 years immediately following the termination of this Agreement, Executive shall not, directly or indirectly, without the prior written consent Company, own, manage, operate, join, control, finance or participate in the ownership, management, operation, control or financing of, or be connected as an officer, director, employee, partner, principal, agent, representative, or consultant of any Entity engaged in the Restricted Business.
(b)  Exceptions. Executive shall not be deemed to be in contravention of the foregoing if Employee participates as a passive investor holding up to 1% of the equity securities of an Entity engaged in the Restricted Business, which securities are publicly traded.

Non-Solicitation.

During the term of this Agreement and for 5 years after any termination of this Agreement, Executive will not, without the prior written consent of the Company, either directly or indirectly, on Executives' own behalf or in the service or on behalf of others, solicit or attempt to solicit, divert or hire away any person employed by the Company, or any customer of the Company.

Term of Employment

(a) Initial Term. The term of the Executive's employment under this Agreement shall commence on the Effective Date and continue until September 1st, 2014 (the "Term"), unless his employment is sooner terminated by the Board of Directors.
(b) Automatic Renewal. Commencing on September 1st and on each anniversary of that date thereafter, the Term shall be extended for an additional one year period.
(c) Notice Not to Renew. Either party may give notice of the intention not to extend the Term in writing at least 90 days prior to each such anniversary date.

Termination of Employment

(a) Termination Upon Death. This Agreement shall terminate automatically upon the death of the Executive.
(b) Automatic Termination Upon Disability. This Agreement shall terminate automatically upon Total Disability of the Executive.
Total Disability. Total Disability means the Executive is unable to perform the duties set forth in this Agreement for a period of twelve consecutive weeks, or 90 cumulative business days in any 12-month period, as a result of physical or mental illness or loss of legal capacity.
(c) Termination Upon Retirement. The Executive may voluntarily terminate this Agreement at any time by reason of Retirement. Retirement is the cessation by Executive of all full-time employment of any kind.
(d) Termination by the Company For Cause. The Company shall have the right to terminate Executive's employment under this Agreement at any time for Cause, which termination shall be effective immediately. Termination for "Cause" shall be as defined in the Agreement.
(e) Termination by the Company Without Cause. The Company may, upon a majority vote of the Board of Directors, terminate the Executive's employment under this Agreement without Cause at any time upon 90 days prior written notice to the Executive.

Indemnification.

The Company shall indemnify the Executive, to the maximum extent permitted by applicable law and by its certificate of incorporation, against all costs, charges and expenses incurred or sustained by the Executive in connection with any action, suit or proceeding to which he may be made a party by reason of being an officer, director or employee of the Company or of any subsidiary or affiliate of the Company or any other corporation for which the Executive serves in good faith as an officer, director, or employee at the Company's request.

Amendment to Employment Agreement

As of December 31, 2014, the Employment Agreement was amended as follows:

1.
Chad Sykes $70,000 base salary annually as CEO of the Corporation under the Executive Employment Agreement dated September 1, 2013 described above, is reduced to $64,166 annually pro-rated for the period September 1, 2013 to December 31, 2013, thus eliminating a payment of $5,833 for December 2013 and making the total payment due under the Executive Employment Agreement for the period September 1, 2013 to December 31, 2013 as follows:

$17,499.99	Salary Officers - Gross 3 Months @ $5,833
$1,085.00	Social Security
$253.75	Medicare Taxes
$243.00	SUTA
$42.00	FUTA
$166.94	Reconciling Item - Texas Workforce
$19,290.68	Total

2.
Chad Sykes base salary annually as CEO of the Corporation under the Executive Employment Agreement for the calendar 2014 will be increased to $75,829 with two payments of $5,833 to be paid in January 2014, and one single payment of $5,833 for each of the remaining 11 months thereafter.

3.	Starting January 1, 2014, the term of the Executive Employment Agreement as set forth in paragraph 12(b) shall be from January 1 each year rather than September 1 each year.

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by the Company during the year ended December 31, 2014.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Chad Sykes, Director	-	-	-	-	-		-	-

On March 1, 2015, we entered into a Director Agreement with William Jamieson.  The Agreement provides Mr. Jamieson will be compensated as follows:

    A. Expenses. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

    B. Stock Awards. The Company shall award to the Director 166,560 shares of Common Stock pursuant to the Company's 2015 Stock Incentive. The table below sets forth the award date, amount and vesting date.

Date of Award	Number of Shares	Date of Vesting
January 23, 2015	20,820	March 31, 2015
March 31, 2015	20,820	June 30, 2015
June 30, 2015	20,820	September 30, 2015
September 30, 2015	20,820	December 31, 2015
December 31, 2015	20,820	March 31, 2016
March 31, 2016	20,820	June 30, 2016
June 30, 2016	20,820	September 30, 2016
September 30, 2016	20,820	December 31, 2016
Total	166,560

If the Director is a Director both at the Date of Award and Date of Vesting, the shares for each award in the Table above shall be fully vested, a certificate representing the shares shall be issued and shall be non-forfeitable. If the Director is not a Director at the Date of Award, the shares for each award in the Table above at that date and therafter shall not be awarded.  If the Director is a Director at the Date of Award and not at the Date of Vesting, the shares for each such award in the Table above shall be forfeited, no shares shall be issued thereafter and a certificate representing the shares shall not be issued.

On March 13, 2015, we entered into a Director Agreement with John Choo.

The Agreement provides Mr. Choo will be compensated as follows:

    A. Expenses. The Company will reimburse the Director for reasonable travel and other       incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

    B. Stock Awards. The Company shall award to the Director 166,560 shares of Common Stock pursuant to the Company's 2015 Stock Incentive. The table below sets forth the award date, amount and vesting date.

Date of Award	Number of Shares	Date of Vesting
March 13, 2015	20,820	May 31, 2015
June 1, 2015	20,820	August 31, 2015
September 1, 2015	20,820	November 30, 2015
December 1, 2015	20,820	February 29, 2016
March 1, 2016	20,820	May 31, 2016
June 1, 2016	20,820	August 31, 2016
September 1, 2016	20,820	November 30, 2016
December 1, 2016	20,820	March 13, 2017
Total	166,560

If the Director is a Director both at the Date of Award and Date of Vesting, the shares for each award in the Table above shall be fully vested, a certificate representing the shares shall be issued and shall be non-forfeitable. If the Director is not a Director at the Date of Award, the shares for each award in the Table above at that date and therafter shall not be awarded.  If the Director is a Director at the Date of Award and not at the Date of Vesting, the shares for each such award in the Table above shall be forfeited, no shares shall be issued thereafter and a certificate representing the shares shall not be issued.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our director, and our executive officer and director as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 5300A East Freeway, Houston, Texas 77020.

Name	Number of Shares of Common stock	Percentage
Chad Sykes [1]	4,624,000	49.97%

Zhou Ying	661,333	7.14%

[1] All executive officer and director as a group [1 persons]	4,624,000	49.97%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 9,252,388 shares of common stock outstanding as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2013, the Company had Accrued Payroll to a related party, Chad Sykes, our CEO of $6,181. There were no related party transactions in 2014.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

L.L Bradford & Company, LLC was our independent auditor for the fiscal year ended December 31, 2013 and RBSM LLP was our independent auditor for the fiscal year ended December 31, 2014

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2013 and 2014.

	2013	2014

Audit Fees	$5,000	$27,710
Audit-Related Fees	6,240	24,825
Tax Fees	-	375
All Other Fees	-	-
Total	$11,240	$52,910

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indoor Harvest, Corp., a Texas corporation

INDOOR HARVEST, CORP.

March 31, 2015	By:	/s/ Chad Sykes
Chad Sykes
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, the sole officer and director of the Registrant at December 31, 2014, thereunto duly authorized, in Houston TX on March 27, 2015.

Signature	Title	Date

/s/ Chad Sykes	Principal Executive Officer, Principal Accounting Officer and	March 31, 2015
Chad Sykes	Principal Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general language in any filings.