Form 10-Q
period 2015-03-31
Indoor Harvest Corp
filed 2015-05-14
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of May 13, 2015 there were 9,957,388 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP

BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

UNAUDITED

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$430,856	$411,669
Prepaid expenses	47,051	-
Total current assets	477,907	411,669

Furniture and equipment, net	203,256	170,454
Security deposit	12,600	12,600
Intangible asset	2,000	2,000
Other assets	48,783	68,083
Total assets	$744,546	$664,806

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$7,991	$7,185
Accrued payroll	4,937	5,034
Deferred rent	9,214	9,026
Total current liabilities	22,142	21,245

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 9,957,388 and 9,252,388 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	9,956	9,251
Additional paid-in capital	1,651,184	1,299,389
Less: Stock subscription receivable	-	(10,000)
Deficit accumulated during the development stage	(938,736)	(655,079)
Total Stockholders' equity	722,404	643,561

Total liabilities and stockholders' equity	$744,546	$664,806

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENT OF OPERATIONS

UNAUDITED

	For the three months ended March 31,

	2015	2014
Operating Expenses
Depreciation expense	$10,013	$1,949
Research and development	9,242	640
Professional fees	90,811	96,888
General and administrative expenses	163,610	44,719
Loss from operations	273,676	144,196

Other Income (Expense)	(9,981)	50

Net loss	$(283,657)	$(144,146)

Net loss per common share:
Net loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	9,451,732	7,530,219

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

			Additional Paid-in Capital			Total Stockholders' Equity (Deficit)
	Common Stock, $0.001 Par Value
	Shares	Amount		Accumulated Deficit	Subscription Receivable

Balances, December 31, 2014	9,252,388	$9,251	$1,299,389	$(655,079)	$(10,000)	$643,561

Issuance of common stock
For cash	536,000	536	267,464	-	-	268,000
For services	169,000	169	84,331	-	-	84,500
Collection of stock subscription receivable	-	-	-	-	10,000	10,000
Net loss	-	-	-	(283,657)	-	(283,657)

Balances, March 31, 2015	9,957,388	$9,956	$1,651,184	$(938,736)	$-	$722,404

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP

STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(283,657)	$(144,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,013	1,948
Loss on the sale other asset	9,250	-
Stock issued for services - related party	72,000	68,252
Stock issued for services	12,500	-
Changes in:
Deferred rent	188	63
Other assets	-	(68,724)
Security deposit	-	(12,600)
Prepaid expense	(47,051)	-
Accounts payable and accrued expenses	806	-
Accrued compensation - officers	-	1,972
Accrued compensation	(97)	-
Net cash used in operating activities	(226,048)	(153,235)

Cash flows from investing activities:
Proceeds from sale of equipment	10,050
Purchase of equipment	(42,815)	(2,092)
Net cash used in investing activities	(32,765)	(2,092)

Cash flows from financing activities:
Collection of stock subscription receivable	10,000	-
Issuance of common stock for cash	268,000	362,250
Net cash provided by financing activities	278,000	362,250

Increase cash and cash equivalents	19,187	206,923
Cash and cash equivalents at beginning of period	411,669	122,017
Cash and cash equivalents at end of period	$430,856	$328,940

Supplementary disclosure of non-cash financing activity:
Sale of stock for subscriptions receivable	$-	$-

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Indoor Harvest Corp, or the "Company," is a Texas corporation formed on November 23, 2011.  Indoor Harvest Corp, through its brand name Indoor Harvest™, is a company specializing in equipment design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA").

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

Fair Value of Financial Instruments

The Company's financial instruments consisted primarily of cash and accrued expenses. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2015 and December 31, 2014, respectively, due to the short-term nature of these instruments.

INDOOR HARVEST CORP
NOTES TO FINANCIAL STATEMENTS

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended March 31, 2015 and 2014.

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

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense was as follows:

INDOOR HARVEST CORP
NOTES TO FINANCIAL STATEMENTS
	3 Months ended
	March 31, 2015	March 31, 2014

Research and Development Expense	$9,242	$640

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense was as follows:

	3 Months ended
	March 31, 2015	March 31, 2014

Advertising Expense	$19,694	$4,135

Reclassifications

Certain expense items have been reclassified in the statement of operations for the three months ended March 31, 2014, to conform to the reporting format adopted for the three months ended March 31, 2015.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $283,657 and net cash used in operations of $226,048 for the three months ended March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

INDOOR HARVEST CORP
NOTES TO FINANCIAL STATEMENTS
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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Furniture and Equipment	$110,719	$89,327
Software	1,023	1,023
Leasehold Improvements	107,821	86,398
Tooling Equipment	18,309	18,309
Total	237,872	195,057
Less: accumulated depreciation and amortization	(34,616)	(24,603)
Property and Equipment, Net	$203,256	$170,454

Depreciation expense for the three months ended March 31, 2015 and 2014, totaled $10,013 and $1,948, respectively.

During the year ended December 31, 2014, the Company paid deposits and or acquired equipment totaling $68,083 which has not been placed in service as of December 31, 2014 and is included in Other Assets as of December 31, 2014.  During the three months ended March 31, 2015, the Company sold some of the equipment for $10,050 with a cost of 19,300 and recorded a loss on the sale of $9,250.  As of March 31, 2015 $48,783 is included in the Other Assets.

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

INDOOR HARVEST CORP
NOTES TO FINANCIAL STATEMENTS
On February 20, 2014 the Company signed a 60 month lease on a 10,000 sqft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company's currently planned activities.

Deferred rent payable at March 31, 2015 was $9,216. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the periods noted is as follows:

	3 Months ended
	March 31, 2015	March 31, 2014

Rent expense	$12,788	4,263

At March 31, 2015, rental commitments are as follows:

Year	Amount
2015	$50,400
2016	52,416
2017	53,424
2018	55,560
2019	18,876
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
NOTE 5 – RELATED PARTY TRANSACTIONS
On December 31, 2013, the Company had accrued payroll to a related party, Chad Sykes, our CEO of $6,181. Additionally, for the year ended December 31, 2013, we issued shares for services to related parties amounting to $82,552. There were no related party transactions for the year ended December 31, 2014 or the quarter ended March 31, 2015.

INDOOR HARVEST CORP
NOTES TO FINANCIAL STATEMENTS
NOTE 6- SHAREHOLDERS' EQUITY

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

During the quarter ended March 31, 2015, the Company issued a total of 536,000 shares of Common stock at $0.50 per share for cash totaling $268,000.

In January of 2015, the Company issued 144,000 shares of Common stock to the Company's legal counsel as part of legal fees with a valuation of $72,000 ($0.50/share) at the most recent price per share for cash sales of the Company's stock.

On March 1, 2015, we entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of Common Stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  As of March 31, 2015, the shares have not been issued and have not vested and no compensation expense was recorded on the books

On March 13, 2015, we entered into a Director Agreement with John Choo. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of Common Stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  As of March 31, 2015, the shares have not been issued and have not vested and no compensation expense was recorded on the books.

On March 23, 2015 we entered into a consulting agreement with Smallcapvoice.com to provide public and investor relations services for a period of 30 days starting on March 31, 2015. The Company paid $25,000 in cash plus issued 25,000 shares with a valuation of $25,000 ($1.00/share) based on the most recent closing price per share of our common stock traded on the OTCQB.  For the three months ended March 31, 2015, the Company recorded $25,000 paid in cash and 25,000 shares of common stock as a prepaid expense.

NOTE 7 - SUBSEQUENT EVENTS

On April 15, 2015, we entered into a Director Agreement with John Zimmerman. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of Common Stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes, and other financial information included in our Form 10-K.

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

Overview

Indoor Harvest Corp, through its brand name Indoor Harvest™, seeks to become an equipment design, developer, marketer and direct-seller of commercial grade aeroponic fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). Indoor Harvest Corp was incorporated in the state of Texas on November 23, 2011. We are a development-stage company and have generated only minimal revenues from business operations. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

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

Our products are designed for the production of leafy greens, micro-greens, fruiting plants and herbs. Our products and systems can also be adapted for a variety of other uses, such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning, and hardwood propagation.

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

On April 15, 2015, the Company signed a LOI with PUE 1.0. Under the terms of the letter of intent, it is anticipated that a final agreement will include the following terms:  Indoor Harvest will be responsible for the design of a vertical farming system and its related systems. PUE 1.0 will be responsible for the design of a HVAC system to be used with Indoor Harvest's vertical farming design. Both parties have agreed to share any data during the development stage. PUE 1.0 will retain all rights to its intellectual property and any new intellectual property developed as part of the collaboration. Indoor Harvest will be provided exclusive rights to market and distribute the final design for a period to be determined by way of a memorandum of understanding, to be finalized in connection with the closing of terms outlined in our letter of intent with the City of Pasadena. During the development stage, all equipment to be provided by PUE 1.0 for the purpose of the technology and economic pilot to be constructed at the 112 N Walter property will be provided at cost.

On April 20, 2015, our pilot project with Tweed commenced. On May 1, 2015 we began making adjustments to the equipment based on feedback from Tweed. We expect to have reportable data on the progress of our pilot on, or before June 30, 2015.

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

For the three months ended March 31, 2015 and March 31, 2014, we had a net loss of $283,657 and $144,146, respectively. The primary driver behind the increase in the loss was attributable to the increase in expenses as noted below.

For the period ended March 31, 2015 and March 31, 2014, we incurred $273,676 and $144,196, respectively, in operating expenses. The increase in our operating expenses is due to increases in costs related to research and development, increased payroll costs, depreciation expense, listing expenses to have our common stock traded on the OTCQB and professional expenses related to being a SEC reporting Company.

Our expenses related to research and development for the period ended March 31, 2015 and March 31, 2014 were $9,242 and $640, respectively. The increase in research and development expenses was due to increased costs developing our vertical farm framing system and improvements to our existing aeroponic designs.

As of March 31, 2015 we had total liabilities of $22,142, while at December 31, 2014, we had total liabilities of $21,245.

Deferred rent payable at March 31, 2015 was $9,214. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

We anticipate taking the following steps to implement our business plan for the next 12 months. Our capital requirements for implementation of these steps are estimated at $350,000 as set forth in the table below. For the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions and available funding:

Event	Actions	Estimated Time	Estimated Cost
Build a Demonstration BIA Farm	Build a BIA indoor demonstration farm within our existing leased facility in order to showcase our fixtures and to conduct further research and development.	Q2 2015 - Q4 2015	$150,000
Develop Automated Controls	Develop automated controls, both hardware and software for use with our aeroponic systems	Q2 2015 - Q4 2015	$100,000
Develop Retail Aeroponic System	Develop a retail version of our commercial aeroponic system and controls for use by the home hobbyist	Q2 2015 - Q4 2015	$100,000

The total estimated costs of our short-term operational plans for the next 12 months is $314,144 to maintain minimal operational activities during the next 12 months, plus an estimated $75,000 in maintaining public company reporting requirements, as set forth below. In order to fully implement our Plan of Operations for the next 12 months, we will need an additional $350,000. If we are unable to raise additional funds through private placements, registered offerings, debt financing or other sources we may need to postpone the development of our business plan. Without additional funding, we may only be partially successful or completely unsuccessful in implementing our business plan. This does not include the additional funding if, and when, we sign a definitive agreement based upon our LOI with the City of Pasadena Texas for the development of a vertical farming facility and education center, as described above in the overview section.

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

As of May 12, 2015, we had $345,698 in our bank account and had a credit line of $5,000 of which $4,827 was available for use.

Our estimated day-to-day operational costs, exclusive of those costs in our Plan of Operations for the next 12 months, as set forth above, are estimated to be approximately $314,144 to maintain minimal operational activities during the next 12 months. Our minimal annual operating expenses include our previously executed employment agreement with our CEO and sole founder for a salary of $70,000 annually, non-management salaries and consultants of $170,144, our lease agreement for our 10,000 sq. ft. facility of $50,400 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months. However, as stated above, in order to implement our Plan of Operations for the next 12 months we will need to secure an additional $350,000 in funds. If we are unable to secure the necessary additional funds, we will not be able to undertake some or all of our planned business development activities. Accordingly, we anticipate, based upon the assumption of $389,144 in our minimal day-to-day operational and public company reporting costs during the next 12 months as set forth above, a minimum average monthly burn rate of no more than $32,428 during the next 12 months, which will be paid from our existing funds, plus cash flow we expect to start generating during the next 12 months.

Based upon the assumption of our monthly burn rate exclusive of those costs in our Plan of Operations for the next 12 months as set forth above, the Company currently has sufficient funds to meet our current estimated day-to-day operations, plus SEC filing costs for the next 10 months. Assuming the burn rate continues for the first quarter of fiscal year 2016, we will need to secure additional funds of $43,446 either through capital raise or operating revenues to meet our minimal operating requirements for the next 12 months. There is no assurance we will obtain these funds and thus if we don't, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months.

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

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company issued a total of 536,000 shares of Common stock at $0.50 per share to 3 U.S Investors and 2 non-U.S. Investors for cash totaling $268,000.

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

We believed that Regulation S was available because:

•None of these issuances involved underwriters, underwriting discounts or commissions;
•We placed Regulation S required restrictive legends on all certificates issued;
•No offers or sales of stock under the Regulation S offering were made to persons in the United States;
•No direct selling efforts of the Regulation S offering were made in the United States.

All of these investors had access to our SEC filings plus the opportunity to obtain additional information upon request.

On March 23, 2015 we entered into a consulting agreement with Smallcapvoice.com to provide public and investor relations services for a period of 30 days starting on March 31, 2015. The Company issued 25,000 shares of common stock with a valuation of $12,500 ($1.00/share) based on the most recent closing price per share of our common stock traded on the OTCQB. For the three months ended March 31, 2015, the Company recorded $25,000 paid in cash and 25,000 shares of common stock as a prepaid expense.  We relied upon Section 4(2) of the Securities Act of 1933, as amended for this issuance as it was to a single service provider familiar with our business.

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
Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

XBRL Instance Document**
XBRL Taxonomy Extension Schema Document**
XBRL Taxonomy Extension Calculation Linkbase Document**
XBRL Taxonomy Extension Definition Linkbase Document**
XBRL Taxonomy Extension Label Linkbase Document**
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

Indoor Harvest Corp, a Texas corporation

Title	Name	Date	Signature

Principal Executive Officer	Chad Sykes	May 13, 2015	/s/ Chad Sykes

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chad Sykes	Chad Sykes	Principal Executive Officer, Principal Financial Officer and Principal Accounting	May 14, 2015

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.
32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.
Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

XBRL Instance Document**
XBRL Taxonomy Extension Schema Document**
XBRL Taxonomy Extension Calculation Linkbase Document**
XBRL Taxonomy Extension Definition Linkbase Document**
XBRL Taxonomy Extension Label Linkbase Document**
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