Form 10-Q
period 2015-06-30
Indoor Harvest Corp
filed 2015-08-06
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015 there were 10,176,348 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP

BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$288,280	$411,669
Inventory	4,589	-
Prepaid expenses	6,933	-
Total current assets	299,802	411,669

Furniture and equipment, net	208,971	170,454
Security deposit	12,600	12,600
Intangible asset	2,000	2,000
Other assets	48,783	68,083
Total assets	$572,156	$664,806

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$310	$7,185
Accrued payroll	9,099	5,034
Deferred rent	9,402	9,026
Total current liabilities	18,811	21,245

Long term liabilities:
Note payable	36,100
Total Liabilities	54,911	21,245

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 10,155,528 and 9,252,388 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10,154	9,251
Additional paid-in capital	1,752,037	1,299,389
Less: Stock subscription receivable	-	(10,000)
Accumulated deficit	(1,244,946)	(655,079)
Total Stockholders' equity	517,245	643,561

Total liabilities and stockholders' equity	$572,156	$664,806

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Operating Expenses
Depreciation expense	$11,430	$3,665	$21,444	$5,614
Research and development	3,285	370	12,528	1,010
Professional fees	17,161	11,067	107,972	107,955
General and administrative expenses	274,250	44,707	437,858	89,427
Loss from operations	306,126	59,809	579,802	204,006

Other Income (Expense)	(84)	93	(10,065)	144

Net loss	$(306,210)	$(59,716)	$(589,867)	$(203,862)

Net loss per common share:
Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Weighted average number
of common shares outstanding:
Basic and diluted	9,990,229	8,227,388	9,451,732	7,882,677

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
			Additional Paid-in Capital			Total Stockholders' Equity (Deficit)
	Common Stock, $0.001 Par Value
	Shares	Amount		Accumulated Deficit	Subscription Receivable

Balances, December 31, 2013	6,505,381	$6,505	$359,134	$(211,797)	$-	$153,842

Issuance of common stock
For cash	2,474,000	2,474	872,276	-	(10,000)	864,750
For services	273,007	272	67,979	-	-	68,251
Net loss	-	-	-	(443,282)	-	(443,282)

Balances, December 31, 2014	9,252,388	9,251	1,299,389	(655,079)	(10,000)	643,561

Issuance of common stock
For cash	536,000	536	267,464	-	-	268,000
For services	367,180	367	185,184	-	-	185,551
Collection of stock subscription receivable	-	-	-	-	10,000	10,000
Net loss	-	-	-	(589,867)	-	(589,867)

Balances, June 30, 2015	10,155,568	$10,154	$1,752,037	$(1,244,946)	$-	$517,245

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENT OF CASHFLOWS
(UNAUDITED)

	For the six months ended June 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(589,867)	$(203,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,444	5,614
Loss on the sale other asset	9,250	-
Stock issued for services - related party	97,500	68,252
Stock issued for services	88,051	-
Change in operating liability:
Deferred rent	376	8,650
Other assets	-	(68,954)
Security deposit	-	(12,600)
Inventory	(4,589)	-
Prepaid expense	(6,933)	-
Accounts payable and accrued expenses	(6,875)	-
Accrued compensation - officers	4,327	(4,222)
Accrued compensation	(262)	-
Net cash used in operating activities	(387,578)	(207,122)

Cash flows from investing activities:
Proceeds from sale of equipment	10,050	-
Purchase of equipment	(59,961)	(46,430)
Net cash used in investing activities	(49,911)	(46,430)

Cash flows from financing activities:
Proceeds from note payable	36,100	-
Collection of stock subscription receivable	10,000	-
Issuance of common stock for cash	268,000	362,250
Net cash provided by financing activities	314,100	362,250

Increase cash and cash equivalents	(123,389)	108,698
Cash and cash equivalents at beginning of period	411,669	122,017
Cash and cash equivalents at end of period	$288,280	$230,715

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Indoor Harvest Corp., or the "Company," is a Texas corporation formed on November 23, 2011.  Indoor Harvest Corp., through its brand name Indoor Harvest™, is a company specializing in equipment design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA").

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2015. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The income statement for the six months ended June 30, 2015 cannot necessarily be used to project results for the full year.

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

Reclassifications

Certain expense items have been reclassified in the statement of operations for the three and six months ended June 30, 2014, to conform to the reporting format adopted for the three and six months ended June 30, 2015.

Recent Accounting Pronouncements

We do not believe any recent pronouncements will have any impact on our presentation of financial position or results of operations.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $589,867 and net cash used in operations of $387,578 for the six months ended June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – LOAN PAYABLE
On June 5, 2015, the Company entered into a five year loan agreement with the principal loan amount of $36,100. The loan carries an interest rate of 10.25%.  As of June 30, 2015, the remaining balance is $36,100 and accrued interest due is $308.

NOTE 4 – RELATED PARTY TRANSACTIONS
On June 30, 2015, the Company had accrued payroll to a related party, Chad Sykes, our CEO of $4,327. Additionally, on May 31, 2015, we issued shares for services to related parties amounting to $21,236.

In May 2015, the Company issued 50,000 shares of Common stock to Chad Sykes, our CEO with valuation of $25,500 ($0.51/share) at the most recent trading price per share of the Company's stock.

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

NOTE 5 - SHAREHOLDERS' EQUITY

In January of 2015, the Company issued 144,000 shares of common stock to the Company's legal counsel as part of legal fees with a valuation of $72,000 ($0.50/share) at the most recent price per share for cash sales of the Company's stock.

On March 1, 2015, we entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive Plan over a two year period as directed in the Director Agreement.  On May 31, 2015, the Company issued a total 20,820 shares of common stock with a valuation of $10,618 ($0.51/share) at the most recent trading price per share of the Company's stock.

On March 13, 2015, we entered into a Director Agreement with John Choo. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive Plan over a two year period as directed in the Director Agreement.  On May 31, 2015, the Company issued a total 20,820 shares of common stock with a valuation of $10,618 ($0.51/share) at the most recent trading price per share of the Company's stock.

On March 23, 2015 we entered into a consulting agreement with Smallcapvoice.com to provide public and investor relations services for a period of 30 days starting on March 31, 2015. The Company paid $25,000 in cash plus issued 25,000 shares with a valuation of $25,000 ($1.00/share) based on the most recent closing price per share of our common stock traded on the OTCQB.  For the three months ended March 31, 2015, the Company recorded $25,000 paid in cash and 25,000 shares of common stock as a prepaid expense. As of June 30, 2015 the services have been completed and the Company expensed the prepaid expense.

On April 15, 2015, we entered into a Director Agreement with John Zimmerman. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive Plan over a two year period as directed in the Director Agreement. As of June 30, 2015, the shares have not been issued and have not vested and no compensation expense was recorded on the books.

In May 2015, the Company issued 106,500 shares of Common Stock, pursuant to the Company's 2015 Stock Incentive Plan, for employees and consulting expense to various consultants with valuation of $54,315 ($0.51/share) at the most recent trading price per share of the Company's stock.

In May 2015, the Company issued 50,000 shares of Common Stock to Chad Sykes, our CEO, pursuant to the Company's 2015 Stock Incentive Plan with valuation of $25,500 ($0.51/share) at the most recent trading price per share of the Company's stock (See Note 4).

During the six months ended June 30, 2015, the Company issued a total of 536,000 shares of common stock at $0.50 per share for cash totaling $268,000.

NOTE 6 - SUBSEQUENT EVENTS

On July 15, 2015, the Company issued 20,820 shares related to a Director Agreement with John Zimmerman, of common stock with a valuation of $9,369 ($0.45/share) at the most recent trading price per share of the Company's stock.

On August 3, 2015, the Company's Board of Directors signed a written action that included the following:

1.
The Board of Directors have approved the creation of 5,000,000 shares of Series A Convertible Preferred Stock and to take the required steps to amend the Corporations articles of incorporation and any other such SEC filings, or Company records as needed.

2.	The Board of Directors have approved a Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock.

3.
The Board of Directors have approved a Regulation D, Rule 506(c) offering of up to 5,000,000 shares of Series A Convertible Preferred Stock in order to raise up to $5,000,000 in capital per the Company's Plan of Operation and to take the steps to file the required SEC and State filings.

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

Overview

Indoor Harvest Corp, through its brand name Indoor Harvest™, is a design build contractor, developer, marketer and direct-seller of commercial grade aeroponic and hydroponic fixtures and supporting mechanical systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). Indoor Harvest Corp was incorporated in the state of Texas on November 23, 2011. We are currently transitioning from a development-stage company to full operations and have not generated revenue from operations as of the date of this report. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

We currently offer a vertical farm racking system with integrated LED lighting. Our vertical farm racking system was designed to be used for both aeroponic and hydroponic layered crop production within a CEA or BIA operation. Our racking system will work with any standard 48" X 96" or 24" X 48" third party flood table or aeroponic system. We also offer patent pending aeroponic fixtures that are compatible with our vertical farm racking system. We are developing our vertical farm racking system and aeroponic fixtures for use by both horticulture enthusiasts and commercial operators who seek to utilize vertical farming methods within a controlled indoor environment.

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

The Company intends to generate revenue from vertical farm rack system sales, aeroponic fixture sales and design build construction management services.

Current Operations

Tweed Pilot Project

On December 18, 2014, we entered into a Cannabis Production Pilot Agreement with Tweed Marijuana Inc. ("Tweed"), a TSX Venture Exchange listed company, to test the applicability of aeroponic technology in the production of medical cannabis. Tweed's wholly owned subsidiaries Tweed Inc. and Tweed Farms Inc. (formerly Prime1 Construction Services Corp.) are licensed producers of medical cannabis in Canada. The principal activities of Tweed are the production and sale of cannabis through its wholly owned subsidiaries out of Tweed Inc.'s facility in Smiths Falls, Ontario and Tweed Farms Inc.'s facility in Niagara-on-the-Lake, Ontario as regulated by the Marihuana for Medical Purposes Regulations.

On April 20, 2015, we began our test pilot at Tweed's facility in Smith Falls, Ontario, by growing a sativa dominate strain from clone in order to collect certain production data. As of the date of this report, the first aeroponic pilot has concluded and we are expecting the production data on or before August 31, 2015. We conducted a control test using a coco, drip irrigation production method. The tests were staggered by approximately four weeks. The comparative results between the control and aeroponic system test will be published on or before September 30, 2015.

CLARA Design Build Project

On March 31, 2015 the Company announced the signing of a LOI with the City of Pasadena, Texas to fund the establishment and provisioning of an indoor agricultural facility (vertical farm) to be located in Pasadena, Texas. Under the LOI, the City was to provide Indoor Harvest, or a partner of their designation with City approval, with two facilities owned by the City for the sum of ten dollars ($10.00) per annum for a period not to exceed twenty (20) years as well as provide tax abatements on these properties for use in the construction of a Community Located Agricultural Research Area ("CLARA") project. In addition, the Pasadena Second Century Corp. (economic development entity for the City of Pasadena) has been asked by City officials to consider a budgetary proposal of $500,000 as seed money for the project's economic development portion in north Pasadena.

The CLARA project, based on current negotiations, is expected to be divided into two phases. Phase One will focus on developing the non-profit aspects of the project and is envisioned to include the construction of a 6,000 sq. ft. vertical farm R&D facility and 6,000 sq. ft. of classroom and office space. Phase Two is envisioned to support a commercial retail operation on approximately two acres of land and additional properties adjacent to the vertical farm and education centers.

The Phase One vertical farm facility is intended to serve dual roles, with Indoor Harvest using the facility as a demonstration farm and R&D facility and Harris County BUILD Partnership, a non-profit group, using the facility for educational and charitable purposes. It is anticipated that the crops grown will be donated, or sold at cost, to provide fresh produce to low income families in the North Pasadena area. The entire proposed campus area, almost two city blocks, will be designed and built to allow the flow of tourists without impacting operations. The City has been asked to develop a project overview to be presented in August to department heads at the Pasadena Independent School District's Kirk Lewis Career & Technical High School and the Continuing and Professional Development Department of San Jacinto College regarding academic curriculum development to be located at the CLARA campus.

Based upon an existing timeline provided by the City and the current status of negotiations between the parties, it is anticipated that the project MOU will be finalized and property lease executed by the end of August 2015. Under the timeline, construction on Phase One is planned for completion June 2016. As of the date of this Report, we do not yet have a binding agreement concerning this Project

Phase Two of the project is anticipated to be developed on two acres of land and additional buildings currently available adjacent to the existing properties being provided by the City. Indoor Harvest, as the primary developer of the campus, expects to be able to provide commercial operators who build on the CLARA campus a unique group of incentives and key advantages in regards to distribution, manufacturing intelligence and access to resourcing and key agricultural production talent. The City of Pasadena is currently working to secure additional land surrounding the CLARA campus for use by commercial partners.

We are currently in the final stages of negotiating terms with City Farms America, LLC and EB5 Solutions, LLC, to build commercial operations on the CLARA campus. EB5 Solutions would be responsible for providing investment capital to City Farms America for the construction with terms that include a multi-State expansion plan of the CLARA model. Indoor Harvest would act as the primary design build contractor for both CLARA construction and future expansion plans. We are currently negotiating terms with City Farms America and EB5 Solutions in connections with the MOU for CLARA. As of the date of this Report, we do not yet have a binding agreement with these entities.

In addition, City officials are currently considering creating a tax increment reinvestment zone (TIRZ) in the immediate area surrounding the CLARA campus.  A TIRZ is a public financing structure that Texas law allows to target tax revenue helping to support redevelopment in underserved areas. Such a zone, if created, could provide an additional economic incentive for tangential services to locate on the project site. As of now, the City is not obligated to create a TIRZ zone and no such zone may ever come to fruition.

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

Our operational expenditures are primarily related to developing our line of productions, developing our in-house manufacturing and fabrication facilities, engaging in projects to refine our products, negotiating agreements related to our business focus and the costs related to being a fully reporting company with the Securities and Exchange Commission.

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

For the three months ended June 30, 2015 and 2014, we had a net loss of $306,210 and $59,716, respectively. For the six months ended June 30, 2015 and 2014, we had a net loss of $589,867 and $203,862, respectively. The primary driver behind the increase in the loss was attributable to the increase in expenses as noted below.

For the three months ended June 30, 2015 and 2014, we incurred $306,126 and $59,809, respectively, in operating expenses. For the six months ended June 30, 2015 and 2014, we incurred $579,802 and $204,006, respectively, in operating expenses. The increase in our operating expenses is due to increases in costs related to research and development, increased payroll costs, depreciation expense, listing expenses to have our common stock traded on the OTCQB and professional expenses related to being a SEC reporting Company.

Our expenses related to research and development for the three months ended June 30, 2015 and 2014 were $3,285 and $370, respectively. Our expenses related to research and development for the six months ended June 30, 2015 and 2014 were $12,528 and $1,010, respectively. The increase in research and development expenses was due to increased costs developing our vertical farm framing system and improvements to our existing aeroponic designs.

As of June 30, 2015 we had total liabilities of $54,911, while at December 31, 2014, we had total liabilities of $21,245. The increase in liabilities was due to increases in accrued payroll, deferred rent and a $36,100 note payable to Wells Fargo Bank for tooling equipment. The tooling will be used to manufacture our aeroponic AGT fixtures.

Deferred rent payable at June 30, 2015 was $9,402. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

We anticipate taking the following steps to implement our business plan for the next 12 months. Our capital requirements for implementation of these steps are estimated at $4,000,000 as set forth in the table below. For the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions and available funding:

Event	Actions	Estimated Time	Estimated Cost
CLARA Phase I	Construct Demonstration Vertical Farm	Q3 2015- Q3 2016	$3,500,000
CLARA Phase II	Develop Commercial Retail Campus at CLARA	Q1 2016- Q4 2016	$500,000

As of August 1, 2015, we had $224,900 in our bank account and had credit lines totaling $25,000 of which $25,000 was available for use.

The total estimated costs to maintain minimal operational activities during the next 12 months is $314,144, plus an estimated $75,000 in maintaining public company reporting requirements, as set forth below. In order to fully implement our Plan of Operations for the next 12 months, we will need an additional $4,000,000. If we are unable to raise additional funds through private placements, registered offerings, debt financing or other sources we may need to postpone the development of our business plan. Without additional funding, we may only be partially successful or completely unsuccessful in implementing our business plan.

In order to fund the CLARA activities under our business plan described above, the Company plans to commence a private placement under Regulation D, Rule 506(c) for up to 5,000,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share for maximum gross proceeds of $5,000,000.  The Company has submitted a Form 424, Certificate of Amendment with the Secretary of State of Texas to its Articles of Incorporation containing a Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock which is filed as an exhibit to this Form 10-Q.  There is no assurance that we will raise any or all of the funds in this proposed offering.

Management has no written or oral agreement to advance additional funds. If we do not secure additional funds either from operational cash flow when we begin to sell our products and services or additional debt or equity financing, the implementation of our planned future business development activities will be delayed. We are currently working on projects to start generating cash flow.  We anticipate that our current cash on hand plus cash flow we expect to start generating during the next 12 months will enable us to maintain minimum operations and working capital requirements for at least the next twelve months.

Our estimated day-to-day operational costs, exclusive of those costs in our Plan of Operations for the next 12 months, as set forth above, are estimated to be approximately $314,144 to maintain minimal operational activities during the next 12 months. Our minimal annual operating expenses include our previously executed employment agreement with our CEO and sole founder for a salary of $70,000 annually, non-management salaries and consultants of $170,144, our lease agreement for our 10,000 sq. ft. facility of $50,400 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months. However, as stated above, in order to implement our Plan of Operations for the next 12 months we will need to secure an additional $4,000,000 in funds. If we are unable to secure the necessary additional funds, we will not be able to undertake some or all of our planned business development activities. Accordingly, we anticipate, based upon the assumption of $389,144 in our minimal day-to-day operational and public company reporting costs during the next 12 months as set forth above, a minimum average monthly burn rate of no more than $32,428 during the next 12 months, which will be paid from our existing funds, plus cash flow we expect to start generating during the next 12 months.

We are actively engaged in a number of projects which could generate cash flow.  We have bid on two requests for proposal on our vertical farm racking system. We are also working hard to secure final agreements on our CLARA project.  However we have no final agreements concerning these projects and we may not ever secure final agreements.

Based upon the assumption of our monthly burn rate exclusive of those costs in our Plan of Operations for the next 12 months as set forth above, the Company currently has sufficient funds to meet our current estimated day-to-day operations, plus SEC filing costs for the next 7 months. Assuming the burn rate continues for the first quarter of fiscal year 2016, we will need to secure additional funds of $164,244 either through capital raise or operating revenues to meet our minimal operating requirements for the next 12 months. There is no assurance we will obtain these funds and thus if we don't, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months.

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

The Company's management, consisting solely of the Company's Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities during the quarter ended June 30, 2015.  However, during the quarter ended June 30, 2015, we issued 198,140 shares of common stock to employees, directors and consultants pursuant to the Company's 2015 Stock Incentive Plan under a registration statement filed on Form S-8. As of June 30, 2015, the 198,140 shares have vested and compensation expense of $101,051, or $0.51 per share was recorded on the books.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description

4.1	CERTIFICATE OF DESIGNATION, PREFERENCES AND RIGHTS OF THE SERIES A CONVERTIBLE PREFERRED STOCK
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.
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

Indoor Harvest Corp, a Texas corporation

Title	Name	Date	Signature

Principal Executive Officer	Chad Sykes	August 6, 2015	/s/ Chad Sykes

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chad Sykes	Chad Sykes	Principal Executive Officer, Principal Financial Officer and Principal Accounting	August 6, 2015