Form 10-Q
period 2015-09-30
Indoor Harvest Corp
filed 2015-11-13
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015 there were 10,905,868 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP

BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$122,098	$411,669
Prepaid expenses	9,315	-
Total current assets	131,413	411,669

Furniture and equipment, net	207,533	170,454
Security deposit	12,600	12,600
Intangible asset	2,000	2,000
Other assets	53,372	68,083
Total assets	$406,918	$664,806

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$18,935	$7,185
Accrued payroll	4,771	5,034
Deferred rent	9,590	9,026
Total current liabilities	33,296	21,245

Long term liabilities:
Note payable	34,699	-
Total Liabilities	67,995	21,245

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized; none shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock: $0.001 par value, 50,000,000 shares authorized; 10,585,048 and 9,252,388 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10,584	9,251
Additional paid-in capital	1,954,871	1,299,389
Less: Stock subscription receivable	-	(10,000)
Accumulated deficit	(1,626,532)	(655,079)
Total Stockholders' equity	338,923	643,561

Total liabilities and stockholders' equity	$406,918	$664,806

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Operating Expenses
Depreciation expense	$12,484	$4,616	$33,928	$10,230
Research and development	5,459	20,956	17,987	21,966
Professional fees	16,559	20,883	124,531	128,838
General and administrative expenses	346,430	64,626	784,288	154,052
Loss from operations	380,932	111,081	960,734	315,086

Other Income (Expense)	(655)	6	(10,719)	149

Net loss	$(381,587)	$(111,075)	$(971,453)	$(314,937)

Net loss per common share:
Net loss per share, basic and diluted	$(0.04)	$(0.01)	$(0.10)	$(0.04)

Weighted average number of common shares outstanding: Basic and diluted	10,024,410	8,410,300	9,946,256	8,060,465

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Additional Paid-in Capital			Total Stockholders' Equity (Deficit)
	Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value
	Shares	Amount	Shares	Amount		Accumulated Deficit	Subscription Receivable

Balances, December 31, 2013	-	-	6,505,381	$6,505	$359,134	$(211,797)	$-	$153,842

Issuance of common stock	-	-
For cash	-	-	2,474,000	2,474	872,276	-	(10,000)	864,750
For services	-	-	273,007	272	67,979	-	-	68,251
Net loss	-	-	-	-	-	(443,282)	-	(443,282)

Balances, December 31, 2014	-	-	9,252,388	9,251	1,299,389	(655,079)	(10,000)	643,561

Issuance of common stock
For cash	-	-	536,000	536	267,464	-	-	268,000
For services	-	-	796,700	797	388,018	-	-	388,815
Collection of stock subscription receivable	-	-	-	-	-	-	10,000	10,000
Net loss	-	-	-	-	-	(971,453)	-	(971,453)

Balances, September 30, 2015	-	-	10,585,088	$10,584	$1,954,871	$(1,626,532)	$-	$338,923

The accompanying notes are an integral part of these financial statements.

INDOOR HARVEST CORP
STATEMENT OF CASHFLOWS
(UNAUDITED)

	For the nine months ended September 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(971,453)	$(314,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	33,928	10,228
Loss on the sale other asset	9,250	-
Stock issued for services - related party	273,344	68,252
Stock issued for services	115,471	-
Change in operating liability:
Deferred rent	564	8,838
Other assets	-(4,589)	(80,326)
Security deposit	-	(12,600)
Prepaid expense	(9,315)	-
Accounts payable and accrued expenses	11,750	3,354
Accrued compensation - officers	-	(6,181)
Accrued compensation	(263)	3,885
Net cash used in operating activities	(541,313)	(319,487)

Cash flows from investing activities:
Proceeds from sale of equipment	10,050	-
Purchase of equipment	(71,007)	(64,936)
Net cash used in investing activities	(60,957)	(64,936)

Cash flows from financing activities:
Proceeds from note payable	34,699	-
Collection of stock subscription receivable	10,000	-
Issuance of common stock for cash	268,000	504,750
Net cash provided by financing activities	312,699	504,750

Increase cash and cash equivalents	(289,571)	120,327
Cash and cash equivalents at beginning of period	411,669	122,017
Cash and cash equivalents at end of period	$122,098	$242,344

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2015. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The income statement for the nine months ended September 30, 2015 cannot necessarily be used to project results for the full year.

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

Reclassifications

Certain expense items have been reclassified in the statement of operations for the three and nine months ended September 30, 2014, to conform to the reporting format adopted for the three and nine months ended September 30, 2015.

Recent Accounting Pronouncements

 We do not believe any other recent pronouncements will have any impact on our presentation of financial position or results of operations.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $971,453 and net cash used in operations of $541,313 for the nine months ended September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The business plan of the Company is to engage in the design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). During the next twelve months, the Company's strategy is to: (i) complete product development; (ii) commence product marketing, product assembly and sales; (iii) develop the aerofarmer.com web portal; (iv) construct a demonstration CEA and BIA farm; and (v) offer design-build services. The Company's long-term strategy is to direct sale, license and franchise their patented technologies and methods.

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

NOTE 3 - LOAN PAYABLE
On June 5, 2015, the Company entered into a five year loan agreement with the principal loan amount of $36,100. The loan carries an interest rate of 10.25%.  As of September 30, 2015, the remaining balance is $34,700.

NOTE 4 - RELATED PARTY TRANSACTIONS
On August 14, 2015, the Company entered into an employment agreement with John Choo, the executive to serve as a Company President.  The term of the agreement will continue until August 14, 2016, unless the employment is sooner terminated by the Board of Directors.  As compensation for services, the employee will receive a annual compensation of $60,000. In addition, the employee will receive 355,060 shares of common stock.  For the nine months ended September 30, 2015, the Company issued 355,060 shares in stock valued at $164,393 ($0.46/share) at the most recent trading price per share of the Company’s stock (See Note 5).

On June 30, 2015, the Company had accrued payroll to a related party, Chad Sykes, our CEO of $4,327. As of September 30, 2015, the payroll was paid in full.  Additionally, on May 31, 2015, we issued shares for services to related parties amounting to $97,500.

In May 2015, the Company issued 50,000 shares of Common stock to Chad Sykes, our CEO with valuation of $25,450 ($0.51/share) at the most recent trading price per share of the Company’s stock.

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

NOTE 5 - SHAREHOLDERS' EQUITY

Preferred Stock

On August 3, 2015, the Company's Board of Directors signed a written action that included the following:

•	The Board of Directors have approved the creation of 5,000,000 shares of Series A Convertible Preferred Stock and to take the required steps to amend the Corporations articles of incorporation and any other such SEC filings, or Company records as needed

•	The Board of Directors have approved a Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock.

•	The Board of Directors have approved a Regulation D, Rule 506(c) offering of up to 5,000,000 shares of Series A Convertible Preferred Stock in order to raise up to $5,000,000 in capital per the Company's Plan of Operation and to take the steps to file the required SEC and State filings

•	In January of 2015, the Company issued 144,000 shares of common stock to the Company's legal counsel as part of legal fees with a valuation of $72,000 ($0.50/share) at the most recent price per share for cash sales of the Company's stock.

For the nine months ended September 30, 2015, none of the preferred stock was issued and outstanding.

Common Stock

On March 1, 2015, we entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  On May 31, 2015, the Company issued a total 20,820 shares of common stock with a valuation of $10,597 ($0.51/share) at the most recent trading price per share of the Company’s stock.  On August 31, 2015, the Company issued a total 20,820 shares of common stock with a valuation of $11,451 ($0.55/share) at the most recent trading price per share of the Company’s stock.

On March 13, 2015, we entered into a Director Agreement with John Choo. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  On May 31, 2015, the Company issued a total 20,820 shares of common stock with a valuation of $10,597 ($0.51/share) at the most recent trading price per share of the Company’s stock.  On August 31, 2015, the Company issued a total 20,820 shares of common stock with a valuation of $11,451 ($0.55/share) at the most recent trading price per share of the Company’s stock. Effective August 14, 2015, the Company entered into an employment agreement and the Company issued 355,060 shares of Common Stock to John Choo, our President with valuation of $164,393 ($0.46/share) at the most recent trading price per share of the Company’s stock (See Note 4).

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

On April 15, 2015, we entered into a Director Agreement with John Zimmerman. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. On July 15, 2015, the Company issued 20,820 shares, of common stock with a valuation of $9,369 ($0.45/share) at the most recent trading price per share of the Company's stock.

In May 2015, the Company issued 106,500 shares of Common Stock to various employees and consultants with a valuation of $54,315 ($0.51/share) at the most recent trading price per share of the Company’s stock.

In May 2015, the Company issued 50,000 shares of Common Stock to Chad Sykes, our CEO with a valuation of $25,450 ($0.51/share) at the most recent trading price per share of the Company’s stock (See Note 4).

On August 31, 2015, the Company issued 12,000 shares of Common Stock for consulting expense with valuation of $6,600 ($0.55/share) at the most recent trading price per share of the Company’s stock.

During the nine months ended September 30, 2015, the Company issued a total of 536,000 shares of common stock at $0.50 per share for cash totaling $268,000.

NOTE 6 - SUBSEQUENT EVENTS

On October 16, 2015, the Company issued 20,820 shares related to a Director Agreement with John Zimmerman, of common stock with a valuation of $9,992 ($0.48/share) at the most recent trading price per share of the Company’s stock.

October 15, 2015, the Company issued 300,000 shares of common stock at $0.50 per share for cash totaling $150,000.

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

Overview

Indoor Harvest Corp, through its brand name Indoor Harvest™, is a design-build contractor, developer, marketer and direct-seller of commercial grade aeroponic and hydroponic fixtures and supporting mechanical systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). Indoor Harvest Corp was incorporated in the state of Texas on November 23, 2011. We did not generate revenue from operations during the period covered by this report, but have subsequently begun generating revenue as of October 21, 2015. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

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

Current Operations

See our concurrent press release filed as an exhibit to this Form 10-Q for additional information.

In the third quarter of 2015, the Company began offering design build services and sales of its vertical farm racking system.

Equipment Sales

As of October 26, 2015, we had received a  $8,110 deposit towards a $16,220 equipment package for our vertical farm shallow raft platform.

Design-Build Agreements

On October 6, 2015, we entered into a design-build, cost plus, original equipment manufacturer ("OEM") agreement, with a specialty building integrated agricultural cultivation facility in Colorado. The design-build agreement is to develop a 2,000 square foot customer specified platform and to provide pricing for OEM services.

On October 26, 2015, an earnest money deposit of $5,000 was paid to begin design work.

On October, 15, 2015, we entered into a design-build, cost plus agreement, to engineer the cultivation and mechanical systems for a 38,000 square foot, building integrated agricultural production facility in Maryland. On October 21, 2015, an earnest money deposit of $10,000 was paid to begin design work.

Tweed Design-Build Project

On December 18, 2014, Indoor Harvest entered into the Pilot Project Agreement with Canopy Growth, a TSX Venture Exchange listed company whose wholly-owned subsidiaries Tweed Inc. ("Tweed"), Tweed Farms Inc. ("Tweed Farms"), and Bedrocan Canada Inc. ("Bedrocan") which are federally licensed producers of medical cannabis in Canada. The principal activities of Canopy Growth’s subsidiaries are the production of cannabis at Tweed Farms’ facility in Niagara-on-the-Lake, Ontario and the production and sale of cannabis from Tweed Inc.'s facility in Smiths Falls, Ontario and Bedrocan’s facility in Toronto, Ontario as regulated by the Canadian Marihuana for Medical Purposes Regulations.

On April 20, 2015, we began our test pilot at Tweed's facility in Smith Falls, Ontario, by growing a sativa dominate strain from clone in order to collect certain production data. 8 plants were grown in a 4' X 8' X 2' system using a "Screen of Green" cultivation method, in which plants are cropped and trained to produce a higher yield from a single plant. The Company's patent pending aeroponic system showed a significant increase in growth rate during the vegetative stage, as compared to more traditional production methods such as drip irrigation using coco.

Fertilizer usage was reduced by as much as 68% with the system averaging 8 gallons a day under high pressure sodium and 9 gallons a day under LED, operating drain to waste. As tuning of the system progressed, average water use was reduced to approximately 5 gallons per day drain to waste. The Company believes that through additional tuning, more water savings for drain to waste and under recirculated operation can be achieved, and water use could be reduced by as much as 98% overall. Under 2,000 watts of high-pressure sodium lighting, the aeroponic system produced 3.1 pounds of dried flowers and under 1,040 watts of LED lighting produced 2.8 pounds of dried flowers in its initial test. The Company believes that with additional tuning, yield can be increased.

On September 28, 2015, the Company and Tweed mutually agreed to extend collaborative research and development for an additional two years. The Company is now in the process of providing specifications and costs to build out 5,000 square feet of aeroponic production space at the Tweed facility in Smiths Falls. As part of the design-build process, the Company will be incorporating prototype testing of our advanced racking system with integrated proprietary HVAC and LED lighting systems that incorporate the Company's patent pending aeroponic process.

CLARA Design-Build Project

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

We are currently in the final stages of negotiating terms with City Farms America, LLC and EB5 Solutions, LLC, to build commercial operations on the CLARA campus. EB5 Solutions would be responsible for providing investment capital to City Farms America for the construction with terms that include a multi-State expansion plan of the CLARA model. Indoor Harvest would act as the primary design-build contractor for both CLARA construction and future expansion plans. We are currently negotiating terms with City Farms America and EB5 Solutions in connections with the MOU for CLARA. As of the date of this Report, we do not yet have a binding agreement with these entities.

The unique multi-participant nature of the CLARA project has made the process of finalizing the necessary lease and economic development language of the agreement between the City of Pasadena and Indoor Harvest Corp. much more time consuming than originally anticipated. Not finding a previous agreement like this one to model meant each step required determining and defining the individual responsibilities of the City, Harris County, Pasadena Independent School System, San Jacinto College and Indoor Harvest Corp. and incorporating those responsibilities into the agreement in a way the City Attorney would recognize.

There has been no material change in the terms the City has offered, or Indoor Harvest has accepted, from the original Letter of Intent of April 4, 2015. There has been no action by City Council members or the mayor to date that indicates any lack of support for the agreement. The mayor has approved the City liaison to the CLARA project to provide a whitepaper to City Council members as soon as possible and before a vote on the project that will outline in summary the details of CLARA, Indoor Harvest’s role, the critical part the CLARA project plays in the BUILD partnership and disbursement of $250,000 in BUILD grant funds.

The City and the BUILD partnership participants are eager to get the agreement formalities behind us and move on to the IHC final environmental approval so that work may begin on refitting the facilities. All final legal approvals have been given and the mayor has scheduled it for a November 17, 2015, City Council vote. The agreement may require a second reading and Council vote at the next regularly scheduled session if legally necessary after passage on first reading but that has not been conclusively determined yet.

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

Results of Operations

We are in the process of developing our products and services. Consequently, we have not generated revenues as of September 30, 2015, although as described above we have begun to generate revenues thereafter.  We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2015. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

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

For the three month period ended September 30, 2015 vs. September 30, 2014

For the three months ended September 30, 2015 and 2014, we had a net loss of $381,587 and $111,075, respectively. The primary driver behind the increase in the loss was attributable to the increase in expenses as noted below.

For the three months ended September 30, 2015 and 2014, we incurred $380,932 and $111,081, respectively, in operating expenses. The increase in our operating expenses is due to increases in costs related to increased payroll costs, depreciation expense, travel expenses, marketing expenses, listing expenses to have our common stock traded on the OTCQB and professional expenses related to being a SEC reporting Company.

Our expenses related to research and development for the three months ended September 30, 2015 and 2014 were $5,459 and $20,956, respectively. The reduction in research and development expenses was due to collaborations in which research and development costs are shared.

For the nine month period ended September 30, 2015 vs. September 30, 2014.

For the nine months ended September 30, 2015 and 2014, we had a net loss of $971,453 and $314,937, respectively. The primary driver behind the increase in the loss was attributable to the increase in expenses as noted below.

For the nine months ended September 30, 2015 and 2014, we incurred $960,734 and $315,086, respectively, in operating expenses. The increase in our operating expenses is due to increases in costs related to increased payroll costs, depreciation expense, travel expenses, marketing expenses, listing expenses to have our common stock traded on the OTCQB and professional expenses related to being a SEC reporting Company.

Our expenses related to research and development for the nine months ended September 30, 2015 and 2014 were $17,987 and $21,966, respectively. The reduction in research and development expenses was due to collaborations in which research and development costs are shared.

Deferred rent payable at September 30, 2015 was $9,590. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

As of September 30, 2015 we had total liabilities of $67,995, while at December 31, 2014, we had total liabilities of $21,245. The increase in liabilities was due to accrued payroll, deferred rent and a $36,100 note payable to Wells Fargo Bank for tooling equipment. The tooling will be used to manufacture our aeroponic AGT fixtures.

Liquidity and Capital Resources

We anticipate taking the following steps to implement our business plan for the next 12 months. Our capital requirements for implementation of these steps are estimated at $5,000,000 as set forth in the table below. For the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions and available funding:

Event	Actions	Estimated Time	Estimated Cost
CLARA Phase I	Construct Demonstration Vertical Farm	Q4 2015- Q3 2016	$3,500,000
CLARA Phase II	Develop Commercial Retail Campus at CLARA	Q1 2016- Q4 2016	$500,000
Operational Expansion	Expand Team, Marketing and Tooling	Q4 2015- Q3 2016	$1,000,000

As of November 8, 2015, we had $199,895 in our bank account and had credit lines totaling $26,300 of which $19,581 was available for use.

The total estimated costs to maintain minimal operational activities during the next 12 months is $314,144, plus an estimated $75,000 in maintaining public company reporting requirements, as set forth below. In order to fully implement our Plan of Operations for the next 12 months, we will need an additional $5,000,000. If we are unable to raise additional funds through private placements, registered offerings, debt financing or other sources we may need to postpone the development of our business plan. Without additional funding, we may only be partially successful or completely unsuccessful in implementing our business plan.

In order to fund the CLARA activities and our expansion plans under our business plan described above, the Company plans to commence a private placement under Regulation D, Rule 506(c) for up to 5,000,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share for maximum gross proceeds of $5,000,000.  There is no assurance that we will commence this private placement or, if commenced, that we will raise any or all of the funds in this proposed offering.

Management has no written or oral agreement to advance additional funds. If we do not secure additional funds either from operational cash flow and services or additional debt or equity financing, the implementation of our planned future business development activities will be delayed. We are currently working on projects to start generating cash flow.  We anticipate that our current cash on hand plus cash flow we expect to start generating during the next 12 months will enable us to maintain minimum operations and working capital requirements for at least the next twelve months.

Our estimated day-to-day operational costs, exclusive of those costs in our Plan of Operations for the next 12 months, as set forth above, are estimated to be approximately $314,144 to maintain minimal operational activities during the next 12 months. Our minimal annual operating expenses include our previously executed employment agreement with our CEO and sole founder for a salary of $70,000 annually, non-management salaries and consultants of $170,144, our lease agreement for our 10,000 sq. ft. facility of $50,400 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months. However, as stated above, in order to implement our Plan of Operations for the next 12 months we will need to secure an additional $5,000,000 in funds. If we are unable to secure the necessary additional funds, we will not be able to undertake some or all of our planned business development activities. Accordingly, we anticipate, based upon the assumption of $389,144 in our minimal day-to-day operational and public company reporting costs during the next 12 months as set forth above, a minimum average monthly burn rate of no more than $32,428 during the next 12 months, which will be paid from our existing funds, plus cash flow we expect to start generating during the next 12 months.

We are actively engaged in a number of projects which could generate cash flow. In addition to our current design-build agreements and equipment sales, the Company is currently negotiating one additional design-build agreement, has provided bids on four projects and is currently preparing bids on two additional projects. However we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

Based upon the assumption of our monthly burn rate exclusive of those costs in our Plan of Operations for the next 12 months as set forth above, the Company currently has sufficient funds to meet our current estimated day-to-day operations, plus SEC filing costs for the next 6 months. Assuming the burn rate continues for the first half of fiscal year 2016, we will need to secure additional funds of $189,249 either through capital raise or operating revenues to meet our minimal operating requirements for the next 12 months. There is no assurance we will obtain these funds and thus if we don't, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2015, the Company issued a total of 300,000 shares of Common stock at $0.50 per share to 1 U.S Investor for cash totaling $150,000.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.
99.1	Press release.
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

Indoor Harvest Corp, a Texas corporation

Title	Name	Date	Signature

Principal Executive Officer	Chad Sykes	November 13, 2015	/s/ Chad Sykes

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chad Sykes	Chad Sykes	Principal Executive Officer, Principal Financial Officer and Principal Accounting	November 13, 2015