Form 10-K
period 2015-12-31
Indoor Harvest Corp
filed 2016-03-30
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

INDOOR HARVEST CORP
(Name of registrant as specified in our charter)

Texas	3590	45-5577364
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

5300 East Freeway Suite A Houston, Texas	77020
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:The aggregate market value of the 6,445,281 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the OTCQB, as of the last business day of Indoor Harvest's most recently completed second fiscal quarter (June 30, 2015), was $3,415,999.

We have 11,853,361 shares of common stock outstanding as of March 30, 2015.

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

Item 1. DESCRIPTION OF BUSINESS

Organization

Indoor Harvest Corp., or the "Company," is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300 East Freeway Suite A, Houston, Texas 77020.

Business

Indoor Harvest Corp, through its brand name Indoor Harvest®, is a full service, state of the art design-build, engineering, procurement and construction firm for the indoor and vertical farming industry. The company provides production platforms, mechanical systems and complete custom designed build outs for both Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"), tailored to the specific needs of virtually any cultivar.

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

We currently offer a vertical farm racking system with integrated LED lighting. Our vertical farm racking system was designed to be used for both aeroponic and hydroponic layered crop production within a CEA or BIA operation. Our racking system will work with any standard 48" X 96" or 24" X 48" third party flood table or aeroponic system. We also offer patent pending aeroponic fixtures that are compatible with our vertical farm racking system. We offer our vertical farm racking system and aeroponic fixtures for use by both horticulture enthusiasts and commercial operators who seek to utilize vertical farming methods within a controlled indoor environment.

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

The Company generates revenue from vertical farm rack system sales, aeroponic fixture sales and design build construction management services. Our products are designed for the production of aeroponic and hydroponic leafy greens, micro-greens, fruiting plants and herbs. Our fixtures and systems can also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

In addition to these products, the Company also generates revenue from engineering, procurement and construction management services. Engineering, procurement, and construction management (EPCM) is a common form of contracting arrangement for very large infrastructure and facility projects. Under an EPCM arrangement, the client engages the Company to coordinate all design, procurement and construction work to assure that the whole project is completed as required.

Our Products

There are currently several different growing technologies being deployed in vertical indoor farming operations. The most common of these technologies include the following: nutrient film technology, ebb and flow systems (flood and drain), drip irrigation, water culture systems, raft systems and aeroponic systems. Aeroponics is a method of growing plants in a sealed environment by suspending plant roots in an automated atomized liquid nutrient environment. Hydroponics is a subset of hydroculture and is a method of growing plants using mineral nutrient solutions, in water, without soil.

The Indoor Harvest® Modular HP-Aeroponics Platform

The system comprises of seven primary fixture components that consist of an Aeroponic Growth Tray, Aeroponic Growth Lid, Aeroponic Spray Manifold, Aeroponic Pressure Manifold, Nutrient Delivery System, Water Reclamation and Recirculation System, and Lift Station. Each of these individual modular fixtures are combined to create custom configurations suitable for any form of indoor growing environment.

Initially designed for the production of leafy greens, micro-greens, fruiting plants and herbs, our fixtures can be easily adapted for a variety of other uses, such as horticultural research, medicinal plant production, plant cloning and hardwood propagation. Our platform has been independently tested and has shown the following benefits over a more traditional hydroponic system:

•	Up to a 95% reduction in water usage
•	Up to a 70% reduction in fertilizers
•	Accelerated growth rate
•	Increased plant biomass
•	Increased phytochemical content
•	Elimination of growing mediums
•	Sterile production

The Indoor Harvest® Low Tide VFRack™ Platform

The Low Tide VFRack platform is an easy to install, commercial quality vertical farming system designed for the production of microgreens, leafy greens and herbs. Each Low Tide VFRack™ System comes standard with 4 levels offering up to 128 sqft of production, or can support up to 18 individual 10"X20" trays per layer. The system uses Botanicare 4ft X 8ft ID Low Tide Grow Trays and a 115 gallon or larger reservoir. Each unit comes complete with all pumps, plumbing, LED lighting and is ready to grow, just add plants and nutrients. The modular nature of the system allows for easy expansion.

The Low Tide VFRack system is designed specifically for flood and drain operation and provides the following benefits:

•	Integrated LED lighting
•	Open slot face to accommodate unlevel floors
•	Plug and play installation
•	Reduced installation costs
•	Unistrut based platform

The Indoor Harvest® Shallow Raft VFRack™ Platform

The Shallow Raft VFRack™ platform is an easy to install, commercial quality, shallow raft vertical farming system. Each Shallow Raft VFRack™ System comes standard with three levels, offering 216, 336, 432 and 864 plant sites. The system uses Botanicare 4ft X 8ft ID Grow Trays, 115 gallon or larger reservoir and 2ft X 4ft rafts and is designed for the production of leafy greens and herbs. Each unit comes complete with all pumps, plumbing, LED lighting and is ready to grow, just add plants and nutrients. The modular nature of the system allows for easy expansion.

The Shallow Raft VFRack system is designed specifically for flood and drain operation and provides the following benefits:

•	Integrated LED lighting
•	Open slot face to accommodate unlevel floors
•	Plug and play installation
•	Reduced installation costs
•	Unistrut based platform

Design-Build, Engineering, Procurement and Construction Services

In addition to the products above, the Company also offers both design build and engineering, procurement and construction management services. Design-Build ("DB"), or Engineering, Procurement, and Construction Management ("EPCM") are both common forms of contracting arrangement to design, construct and deliver large infrastructure and facility projects. Under a DB/EPCM arrangement, the client would engage the Company to coordinate all design, procurement and construction work to ensure that the whole project is completed as required.

DB/EPCM agreements offer the following benefits:

•	Custom design and engineering
•	Clear and concise project cost estimates
•	Risk assessment
•	Pre-construction planning and drawings
•	Management of manufacturing and sub-contracting
•	General construction management
•	Turn key operations

Our two phase DB/EPCM process offers complete design, engineering, procurement and construction services. We discuss with clients their space and crop selections before we offer guidance on production platforms. Our DB/EPCM agreements are designed to begin a risk assessment, production design, including space design if no client side architect is involved. The first phase of a project, also known as the execution phase, which normally follows what is known as a FEED, or Front End Engineering Design phase. The FEED is a basic engineering design used as the basis for the second phase and is required to produce price estimates or a purchase order. The FEED can be divided into separate packages covering different portions of a project and generally requires an upfront deposit to begin. In some cases, the DB/EPCM contract requires us to execute and deliver the project within an agreed time and budget, commonly known as a Lump Sum Turn Key ("LSTK") Contract. In other cases where projects may have many unknown risks, are research and development heavy, or where first-of-its kind equipment is being specified. In these cases, Cost Plus (CP) agreements, which require reimbursement of expenses plus a percent for profit, may be used to spread risk to the client.

Once Phase One design work is complete, we deliver the client a manufacturing and construction estimate and plans. Phase Two includes construction and construction management services. Under a phase two DB/EPCM agreement, our engineers provide detailed engineering design of the project, procure all the equipment and materials necessary, and then construct to deliver a functioning facility or asset to the client. Our platform architects, engineers and project managers examine every aspect of a potential build-out (or upgrade from a legacy platform). We design for a clients crop selection using various hydroponic production methods with a specialty in High Pressure Aeroponic systems. We rigorously test every individual system component (whether designed by us or by one of our technology partners) in our Texas-based R&D facility.

Noesis Financing for Products and Services

We are able to provide financing for our products and services to qualified clients under an agreement with Noesis, a leading financing provider for sellers of commercial building improvements. Noesis is the chosen financing partner for over 200 industry-leading companies who collectively sell billions of dollars of equipment and services annually. Noesis provides specialized financing with online sales tools to help business grow. Under our agreement with Noesis, we are able to provide qualified clients with the following options:

•	6 Months, No Interest, No Payments. Ideal for short term financing. For customers that want to pay off the lease within 6 months at 0% financing costs through the proceeds of their sales.
•	6 months, No Payment. Deferred Payments, save cash now and not make a payment until month 7.
•	Term Contracts. Lock in a low interest rate and minimize borrowing costs.

Operational Activities

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

On December 18, 2014, the Company entered into a Cannabis Production Pilot Agreement with Canopy Growth Corporation (formerly Tweed Marijuana Inc.), a Canadian company. Canopy Growth Corporation ("Canopy Growth") is a TSX Venture Exchange listed company. Its wholly owned subsidiaries Tweed Inc., Tweed Farms Inc. (formerly Prime1 Construction Services Corp.) and Bedrocan Canada are licensed producers of medical cannabis in Canada. The principal activities of Canopy Growth are the production and sale of cannabis through its wholly owned subsidiaries as regulated by the Marihuana for Medical Purposes Regulations.

Set forth below is a brief description of the terms and conditions of the Agreement that are material to Indoor Harvest:

The Pilot Project will test the production of Cannabis using an aeroponics system designed by Indoor Harvest. The Pilot Project will make a record of the growth rate, phytocannabinoid production, water usage, fertilizer usage and labor using the aeroponics system(s) provided by Indoor Harvest. The recorded data from the Pilot Project will be compared to Tweed's existing production methods. At the conclusion of the Pilot Project, upon review of the data, Canopy Growth and Indoor Harvest shall jointly secure intellectual property rights for the resulting aeroponics system(s) (at each Party's discretion as to whether they wish to participate in intellectual property filings) and Indoor Harvest will be provided manufacturing rights.

The Pilot Project is broken into two separate phases, as follows:

•
During Phase One, tests will be conducted using equipment initially provided by Indoor Harvest. The purpose of Phase One is to test the initial design and evaluate the root mass development of various strains of Cannabis chosen by Canopy Growth.

•
Upon completion of Phase One, Canopy Growth, based on the results of Phase One, will have the option to request Design Build services to be provided by Indoor Harvest. Indoor Harvest will provide these services free of charge. Indoor Harvest will provide projected costs associated with the manufacture and installation of the new aeroponics designs. TweedCanopy Growth will then have the option to purchase equipment from Indoor Harvest based on these projected costs. There is no obligation to purchase equipment under the Agreement.

Indoor Harvest will be responsible for providing all the equipment related to the aeroponics system being tested, to include a temporary partitioned testing lab structure to be used within Canopy Growth's existing facilities and the cost associated with delivery and installation of the aeroponics system and testing lab, including design changes and subsequent changes based on feedback from Phase One testing.

Canopy Growth will be responsible for providing adequate space in a Controlled Environment for testing purposes to include water service, local area drain and electrical service. Canopy Growth will also provide the personnel and labor to operate and maintain the equipment provided by Indoor Harvest. Canopy Growth will make a reasonable effort to provide Indoor Harvest with weekly updates to include photographs of the plants being grown and their root development as well as all associated data required under the Agreement.

The Pilot Project shall be conducted for a period (the "Pilot Period") commencing on the date of this Agreement (the "Commencement Date") and ending (the "Termination Date") upon the earlier of (a) the parties' mutual determination that the Pilot Criteria has been satisfied or (b) one year after the Commencement Date.  This agreement can be extended if both parties mutually agree in writing.

Upon completion of the Pilot Project, Indoor Harvest and Canopy Growth will jointly apply for patents ("New IP") on the technology developed under the Pilot Agreement. Canopy Growth will be provided exclusive rights to cultivate cannabis using the New IP in Canada and other jurisdictions outside the United States, at a royalty-free rate for the duration of the patent (including any extension of the patent). Indoor Harvest will have exclusive royalty-free rights to cultivate cannabis using the New IP in the United States for the duration of the patent (including any extension of the patent) and will be provided rights to use the New IP in all jurisdictions, royalty-free, for the cultivation of all other species of cultivars, to specifically exclude cultivation of cannabis using the New IP. Indoor Harvest will only have rights to cultivate cannabis in the United States using the New IP. All of these rights are intended to be for commercial production of cultivars.

Indoor Harvest will be provided exclusive manufacturing rights for a period of 10 years on the New IP developed under the agreement. All equipment manufactured by Indoor Harvest will be provided to Canopy Growth by way of a "cost plus agreement" not to exceed 15% allowable for profit.

Both parties are responsible for the costs associated with meeting their obligations outlined in this Agreement. Under no circumstance, do Canopy Growth's costs exceed those associated with the cost of plants, labor and general costs of production including water and electricity. However, any costs related to third party laboratory analysis and testing of phytocannabinoids will be shared equally by both parties.

On March 31, 2015 the Company signed a LOI with the City of Pasadena, Texas to fund the establishment and provisioning of an indoor agricultural facility (vertical farm) to be located in Pasadena, Texas. Under the LOI, the City was to provide Indoor Harvest, or a partner of their designation with City approval, with two facilities owned by the City for the sum of ten dollars ($10.00) per annum for a period not to exceed twenty (20) years as well as provide tax abatements on these properties for use in the construction of a Community Located Agricultural Research Area ("CLARA") project. In addition, the Pasadena Second Century Corp. (economic development entity for the City of Pasadena) has been asked by City officials to consider a budgetary proposal of $500,000 as seed money for the project's economic development portion in north Pasadena.

The CLARA project is expected to be divided into two phases. Phase One will focus on developing the non-profit aspects of the project and is envisioned to include the construction of a 6,000 sq. ft. vertical farm R&D facility and 6,000 sq. ft. of classroom and office space. Phase Two is envisioned to support a commercial retail operation on approximately two acres of land and additional properties adjacent to the vertical farm and education centers.

The Phase One vertical farm facility is intended to serve dual roles, with Indoor Harvest using the facility as a demonstration farm and R&D facility and Harris County BUILD Partnership, a non-profit group, using the facility for educational and charitable purposes. It is anticipated that the crops grown will be donated, or sold at cost, to provide fresh produce to low income families in the North Pasadena area. The entire proposed campus area, almost two city blocks, will be designed and built to allow the flow of tourists without impacting operations. A project overview was presented in August to department heads at the Pasadena Independent School District's Kirk Lewis Career & Technical High School and the Continuing and Professional Development Department of San Jacinto College regarding academic curriculum development to be located at the CLARA campus.

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

On December 1, 2015, the City of Pasadena, Texas, unanimously voted in favor of a Chapter 380 Economic Development Agreement with Indoor Harvest for the purpose of establishing CLARA, an open source, vertical farm and education campus on the City’s north side.

The agreement relates to an indoor vertical farming facility to be utilized in research, testing and prototyping of hydroponic and aeroponic plant nutrient growing systems, and as a showroom of the various equipment/technology used in these environments. It will contain such growing areas as deemed appropriate to provide proof-of-concept for Indoor Harvest design and engineering, and education facilities, classrooms or other areas where training in vertical farm management may be accomplished.

The effective date of the transfer of the City facilities to the constructive use of Indoor Harvest or its assigns, and the binding of Indoor Harvest and the City to all terms of this agreement, will commence on the date Indoor Harvest certifies in writing that an adequate level of funding exists [$4.0 million or a lesser sum Indoor Harvest agrees to and the certification of such funding being sufficient to undertake the repurposing of the City buildings and to commence the operations envisioned by the agreement no later than April 15, 2016]. Unless and until such written certification is presented by Indoor Harvest to the City, this agreement is contemplative of future agreement only but is not binding on either party.

The entire duration of the agreement period when conditions and performance requirements are adequately met by both parties.

Under the agreement, Indoor Harvest agreed to the following:

•	Manage all activities directly related to engineering and product design development and to be held liable for capital expenditures to produce designs, build, install, source crop genetics and establish and maintain system settings.
•	Pay ongoing costs for production from seed to packaging, Indoor Harvest equipment and resources, and building maintenance.
•	Coordinate harvesting, packaging suppliers and branded elements as required providing equitable distribution of available produce, crops, plants and like agricultural products shall be guided by the BUILD partnership’s policy goals, to be made in consideration of specific growing cycles, research priorities and unforeseen exigencies.

The City of Pasadena will provide both facilities named above for the sum of $10 per annum for a period not to exceed twenty (20) years to Indoor Harvest. As additional consideration for Indoor Harvest’s performance of its obligations under this Agreement, for a period of ten (10) years beginning January 1, 2017 and ending December 31, 2027, the City will rebate property taxes levied by the City and paid by Indoor Harvest on all personal property acquired and installed within said facilities each calendar year and any property taxes paid by Indoor Harvest on the increase in the value of the land associated therewith.

On December 14, 2015 we entered into an agreement with Noesis to provide financing programs for our products and services. Under the agreement, the Company will be provided access to multiple Noesis lenders that support lease/loan vehicles tailored for HVAC, lighting & controls, building equipment, municipalities and specialty projects. In addition, the Company is provided loan/lease vehicles for solar, energy service agreements and PACE vehicles. The Noesis platform provides a back end proposal and quoting support system that integrates into the Company's client sales platform. The Noesis platform provides the following benefits:

•	Promotional programs and low interest payment plans. Lowest municipal rates. Custom credit products and programs. All to meet the unique needs of commercial EE equipment buyers.
•	100% online process with approvals often in less than 2 hours. High approval rates. No financials if amount under $250K. Funding within days.
•	Finance equipment and soft costs (engineering, installation, etc.). No money out of pocket for borrower.
•	One page summary of your projects business case. Tells the why they should do the project and how they can pay for it.
•	Co-branded collateral and other sales resources to let your customers know you offer attractive payment options.
•	Auto generated webpage for your project, with easy-to-read charts and graphs, estimated payments, online document storage and other features.

On December 17, 2015 we entered into a design partnership with Freight Farms to jointly explore new cultivar platforms. Freight Farms, makers of the Leafy Green Machine shipping container farms, will leverage Indoor Harvest’s unique expertise as the leading design-build firm of indoor farms to explore innovative new applications for its Leafy Green Machine. Freight Farms launched in 2010 to create a more sustainable and connected food system by creating highly sustainable farms in shipping containers. To date, there are more than 108 farmers across the United States and Canada utilizing Freight Farms to bring fresh, local produce directly into their communities. Currently, the farms can be used to grow varieties of lettuces, brassicas and herbs.

The companies will work together to explore how Freight Farms’ containerized approach to indoor farming could be deployed in new ways to reach into untapped markets, including those internationally, as well as applications for non-profits and pharmaceutical research. Freight Farms is already deployed by academic institutions, restaurants, wholesale produce distributors and small business owners.

On January 27, 2016 the Company entered into a Memorandum of Agreement ("MOA") with IGES Canada Ltd. ("IGESCA"), a Canadian company that is a technology solution integrator in the vertical farming market. The MOA sets forth terms for a relationship between the Company and IGESCA to grow, market and sell vertical farming solutions globally.

Subject to the terms of the MOU,  IGESCA and Indoor Harvest  agree to partner to market and sell  Indoor Harvest's solutions in conjunction with the IGESCA business platform to clients globally. Our responsibilities include Delivering Turnkey Engineering, Procurement and Construction (EPC) solutions for CEA facilities, ongoing support and access to financing options through Noesis for designated projects. The responsibilities of IGESCA include identifying new and concluding project engagements from the current potential portfolio of 15 facilities, ongoing operations and regulatory navigation.

Both Indoor Harvest and IGESCA agree that any intellectual property, which is jointly developed and filed through activities covered under this MOA, can be used by either party for sales/marketing purposes with the consent of the other party which can be set forth in initial guidance. All other intellectual property used in the implementation of the MOA will remain the property of the party that provided it. This property can be used by either party for purposes covered by the MOA but consent will be obtained from the owner of the property before using it for purposes not covered by the MOA. The MOA shall remain in effect for a period of three (3) years from that date signing unless earlier terminated.

Research and Development

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

In January 2015, we began construction of a controlled environment testing facility. The facility will be used to test production yields for a variety of cultivars using both our aeroponic and vertical farm framing designs. This data will then be used to develop business plans and marketing materials for our product and services. As of the date of this report, we had completed the walls and partitions, area drainage and flooring. We expect to begin installing the ventilation, climate controls and research platforms in the third quarter of 2016.

From February 19 through March 7, 2015, the Company completed installation of three mobile research labs at Canopy Growth's, subsidiary Tweed located in Smith Falls Canada per a Cannabis Production Pilot Agreement between the two Companies.

The initial Cannabis Production Pilot took place between March and August 2015. A sativa dominant strain, Ghost Train Haze, was selected and 8 plants were grown in a 4' X 8' X 2' system using a "Screen of Green" cultivation method, in which plants are cropped and trained to produce a higher yield from a single plant. The Company's patent pending aeroponic system showed a significant increase in growth rate during the vegetative stage, as compared to more traditional production methods such as drip irrigation using coco.

Fertilizer usage was reduced by as much as 68% over Canopy Growth's existing production with the aeroponic system averaging 8 gallons a day under high pressure sodium and 9 gallons a day under LED, operating drain to waste. As tuning of the system progressed, average water use was reduced to approximately 5 gallons per day drain to waste. The Company believes that through additional tuning, more water savings for drain to waste and under recirculated operation can be achieved, and water use could be reduced by as much as 98% overall. Under 2,000 watts of high-pressure sodium lighting, the aeroponic system produced 3.1 pounds of dried flowers and under 1,040 watts of LED lighting produced 2.8 pounds of dried flowers in its initial test. The Company believes that with additional tuning, yield can be increased.

On September 28, 2015, the Company and Canopy Growth mutually agreed to extend collaborative research and development for an additional two years.

On December 10, 2015, we began a second pilot under our Cannabis Production Pilot Agreement with Canopy Growth. The results from this second pilot are expected on or before April 30, 2016.

Plan of Expanded Operations

Our plan of expanded operations for the next 12 months, assuming we secure the necessary funding, are set forth in "Liquidity and Capital Resources" below.

Potential Customers

We believe, based on our own formal and informal research that our products and services appeal to three distinct markets. Those markets include business-to-business clients, commercial growers and horticulture researchers who are currently using areoponics or other indoor growing technologies. We intend to market our products to these markets simultaneously. The following is a description of these markets.

Business-to-Business Clients - We currently have business-to-business ("B2B") relationships with Illumitex, Inc., Freight Farms, Inc. and IGES Canada Ltd..  B2B is a type of commerce transaction that exists between businesses, such as those involving a manufacturer and wholesaler, or a wholesaler and a retailer. B2B refers to business that is conducted between companies, rather than between a company and individual consumers. In addition to direct relationships, the Company has reseller, authorized dealer agreements with Hy-Light Group, Inc. and Hortistructure, Inc.. The Company expects to add additional B2B clients as well as expand its reseller and authorized dealer programs.

Commercial Growers - Commercial agriculture is beginning to migrate to CEA and BIA. We believe that our products and services provide an affordable vertical farming and turn-key facility solutions for urban commercial growers who produce for local restaurants, hotels, wholesale and retail markets. Our systems can also be used in re-forestation projects or other revitalization projects through the system's ability to clone and propagate a variety of plant cuttings and hardwood cuttings.

Horticulture Researchers - The modular nature of our system design and custom fabrication abilities allow for numerous configurations from the same system. Our platform provides a variety of aeroponic delivery methods and plant support structures from the same system. This provides maximum flexibility to researchers who are experimenting with different plant species and are attempting to keep costs down.

Currently, our potential client base is nearly evenly split, with 44% in Cannabis and 56% in edible produce production. We believe that cannabis has the potential to be a large market for our equipment. We are currently developing and offering products which could be specifically used in the production of cannabis under our agreement with Canopy Growth in Canada, where cannabis is legal throughout the country. We will only directly enter that market outside the U.S. where cannabis is legal, such as in Canada, and in the U.S. only in jurisdictions where cannabis is legal and only then if we do not believe there is any material likelihood that we could be found in violation of federal law in the U. S. through the sale of our products.  See "Government Regulation and Certification," below.

Marketing

The company intends to offer its products to B2B  clients, through authorized dealer groups and resellers, as well as offering direct commercial sales and design-build, engineering, procurement and construction services from our website. As of the date of this filing, we have one oral agreement with a distributor and four written agreements with B2B clients. We are currently developing our marketing plan, which may include some or all of the following marketing methods:

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

Trade Shows and Special Events - The Company intends to participate in industry trade shows and events in order to create market awareness for its products and services.

We intend to market our products to customers desiring to grow all varieties of agricultural products. We do not intend to exclude the growers of any agricultural products, including cannabis, from our marketing efforts. As of the date of this report, we are developing and offering fixtures specifically for cannabis production in Canada under our agreement with Canopy Growth. All of our current fixtures can be adapted for use by cannabis growers. In the future we may develop additional fixtures, or be contracted to design additional systems, specifically for cannabis production. Marketing our products in the U.S. in state and local jurisdictions where marijuana is legal is still uncertain due to the uncertain legal status of the growth, sale and use of cannabis due to conflicting laws under which what is illegal federally is to varying extents legal under certain state laws to the contrary [and even greater uncertainty as to what would constitute ancillary illegal activities such as aiding or abetting if any such direct actions are deemed illegal; and even if direct illegality laws were enforced, whether any ancillary related laws such as aiding and abetting would, if ever, be enforced]. We believe that if the cannabis industry were to become fully legal under both U.S. federal and state law, then this industry may well be where the most advances in technology related to our products could come from. We are also working on developing cannabis-specific products in Canada under our agreement with Canopy Growth.  Thus, it is not unreasonable, but is not certain, to assume that the cannabis industry will become the biggest market for the type of equipment that we manufacture.

Our Competition and Our Market Position

The vertical farming industry is estimated to reach $3.88 Billion by 2020, at a CAGR of 30.7% between 2015 and 2020 based on a report by MarketsandMarkets, the world's No. 2 firm in terms of annually published premium market research reports. There are several Companies operating vertical farms that are offering licensing and franchises based on proprietary systems and production methods. These Companies include Aerofarms, Truleaf, FarmedHere, UrbanBarns, Green Sense Farms and Green Spirit Farms. These Companies offer a turn-key platform and operation. We believe that this approach limits a clients options and burdens them with licensing and branding restrictions. We approach every client as an individual project and are able to offer a wide range of technologies and production methods. It is imperative that these competitors maintain control over production data to justify licensing. We believe the industry is moving towards open data and open source technologies that will reduce the advantage of individual licensing of production methods and platforms. We believe our design-build approach and utilization of open data of production and flexibility in system design provides us a competitive advantage.

There are two main manufacturers that currently manufacture high pressure aeroponic systems. They are Agrihouse™ and Aerofarms™. These companies are currently engaged in the manufacture and sales of commercial aeroponic vertical farming systems. These systems can only be used in a single mode with high pressure aeroponics and offer limited sizing options. Our system is capable of operating in dual modes, both LPA and HPA, and our AGT fixture is available in optional sizes that our competitors currently do not offer. There are also companies such as general Hydroponics® and Botanicare® that manufacture aeroponic and hydroponic growing systems for the hobbyist. These systems are only available in low pressure aeroponics and require individual reservoirs. They also are offered in limited sizes and are not designed for vertical operation. These systems only provide a single mode of operation.

We will be a small competitor in the industry. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

We believe based upon management's knowledge of the industry that we are the first company to develop and offer a fixture based vertical farming platform. Instead of relying on a complete engineered system, we have developed individual fixtures that can be used in whole, or in part, to create a variety of modular vertical farming systems of any scale, or size. By breaking our platform down into individual, independent fixtures, we offer a level of custom ability that currently is not offered by our competitors.

Our fixtures can be used individually, or incorporated into do-it-yourself designed systems that many smaller commercial operators chose to build. This allows us to not only compete for sales to commercial growers who are developing their own systems, but also with growers who are looking for a complete system. We believe this will allow us to increases our market share and allows us to benefit from both commercial and retail sales. When combined with our engineering, procurement and construction management services, we can offer custom, turn-key facilities.

Current Projects

Late in the third quarter of 2015, the Company began offering its products and services to clients in the indoor farming industry.

Equipment Sales

In October, 2015, we received a $8,110 deposit towards a $16,220 equipment package for a custom designed shallow raft platform for a research project in Michigan.

In November, 2015, we received an order for a $89,200 equipment and installation package for our Low Tide VFRack system for a small owner-operator indoor microgreen farm. Installation was completed in December 2015.

In March, 2016, we received an order for discounted equipment to be used by the Department of Agricultural and Biosystems Engineering department at the University of Arizona. We agreed to provide equipment at cost for this project with $13,637 invoiced to date.

Design-Build, EPCM Agreements

On October 6, 2015, we entered into a design-build, EPCM, cost plus, original equipment manufacturer ("OEM") agreement, with a specialty building integrated agricultural cultivation facility in Colorado. The design-build agreement is to develop a 2,000 square foot customer specified platform and to provide pricing for OEM services. On October 26, 2015, an earnest money deposit of $5,000 was paid to begin design work. Design work was completed in January 2016 and we are now currently in discussions with the client to move towards prototyping and providing OEM services for all of their facilities.

On October 15, 2015, we entered into a design-build, EPCM, cost plus agreement, to engineer the cultivation and mechanical systems for a 38,000 square foot, building integrated agricultural cannabis production facility in Maryland. On October 21, 2015, an earnest money deposit of $10,000 was paid to begin initial assessments. The project is currently on hold due to delays in the Maryland cannabis licensing process. The client was given an initial estimate assessment of $3.4 million to complete the project prior to signing the design-build, EPCM, cost plus agreement.

On March 8, 2016, we entered into a design-build, EPCM contract for a 7,000 sq. ft. cannabis production facility in Alaska. The contract includes an EPCM agreement for HVAC, LED lighting and facility controls. The contract also includes an equipment schedule to provide 59 HPA units, 3 process skids with an estimated (not to exceed) contract price of $446,220, which included a $35,000 deposit to begin design work. Upon completion of the first phase of design work, additional pricing will be provided to the client for HVAC, LED lighting and facility controls, which are not currently covered in the contract price.

Manufacturing

We will source our products and accessories from third party manufacturing companies that manufacture products in part using tooling we own, in accordance with our specifications, and subject to our patent pending intellectual property rights.

We currently own tooling to produce HDPE aeroponic trays in 48"X96"X12" and 48"X96"X24" sizes through a process known as rotational molding and thermoforming. We also own tooling to produce thermoformed molds in 24"X48" for ABS plastic. We currently out-source our rotational molding to Freeman Engineered Products and thermoforming to Robinson Industries. We are currently capable of manufacturing our VFRack framing systems in-house, though we may choose to sub contract to third parties depending on project location and number of fixtures purchased. We currently have no agreements with third parties to manufacture our products. We are capable of producing up to 800 frames per month currently in -house.

All of our products and fixtures are made using very common fabrication and manufacturing methods. We have access to numerous companies around the world that offer metal fabrication, powder coating and plastic thermoforming and rotational molding. We contract and source from companies based on geographic location and volume ability. We can transport our tooling from one manufacturer to another and in some cases we contract to have new tooling built depending on the volume of a clients order. Because we use common manufacturing methods and because our products are designed with these common manufacturing methods in mind, we are able to meet any scale or project size. Any volume limits or lead times based on available manufacturing is discussed with the client during the design phase and pricing phase. The capacity limits are those of our suppliers and manufacturers, not of ours. So if we have more orders than these suppliers and manufactures can supply parts and/or complete third party manufacturing in any month, we will advise our client of a delay in the delivery time.

Intellectual Property

We rely on a combination of patent law, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks.

On December 6, 2011, a U.S. federal trademark registration was filed for Indoor Harvest (Serial Number 85488194) and the United States Patent and Trademark Office ("USPTO") granted a first 6 month extension for use on January 5, 2013 and were granted a fifth extension for use on January 8, 2015. On August 18, 2015 we registered Indoor Harvest as a trademark for use.

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

On September 22, 2015, we received our first office action from the USPTO. We have responded to comments on our patent application and await a response from the USTPO. We do not currently have a patent, the USPTO will conduct a further review of our patent application and provide us with comments. We must satisfy all comments before the USPTO will grant us a patent. There is no guarantee that a patent will be granted. While our patent application is under review, we may use the term "patent pending" on all published materials regarding our process applied for patent.

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

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at  http://www.sec.gov .

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock has an Over-The-Counter Market symbol of "INQD" and currently trades on the OTCQB. The following table sets forth, for the quarters indicated, the high and low closing sales prices per share for the Company's common stock as reported on the OTCQB. The Company began trading on the OTCQB on February 27, 2015.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Year ended December 31, 2015
First Quarter (Trading commenced February 27, 2015)	$1.50	$0.98
Second Quarter	$0.51	$0.42
Third Quarter	$0.70	$0.50
Fourth Quarter	$0.45	$0.30

On March 24, 2016, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our Common Stock was $0.36.

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

Recent Sales of Unregistered Securities

October 15, 2015, the Company issued 300,000 shares of common stock to one U.S. accredited investor at $0.50 per share for cash totaling $150,000.

In November 17, 2015 the Company issued 125,000 shares of Common stock to the Company's legal counsel as part of legal fees with a fair value of $56,250 ($0.45/share) based upon the most recent trading price per share of the Company’s stock.

On December 1, 2015, the Company issued 7,063 shares of Common Stock for consulting expense with a fair value of $3,178 ($0.45/share) based upon the most recent trading price per share of the Company’s stock.

On December 7, 2015, the Company issued 125,000 shares of Common Stock to FMW Media Works, Inc. in order to provide investor and public relations services. The Company recorded a fair value of $47,500 ($0.38/share) based upon the most recent trading price per share of the Company’s stock.

On January 17, 2016, the Company issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman, of common stock with a fair value of $9,369 ($0.45/share) based upon the most recent trading price per share of the Company’s stock.

On January 19, 2016, we issued 300,000 shares of Common Stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The Company recorded a fair value of $120,000 ($0.40/share) based upon the most recent trading price per share of the Company’s stock. The Company is subject to a Registration Rights Agreement which requires the Company to file a S1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the Market Price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date.

On January 22, 2016, we issued 125,000 shares of Common Stock to Emerging Growth, LLC, to provide investor and public relations services. The Company recorded a fair value of $43,750 ($0.35/share) based upon the most recent trading price per share of the Company’s stock.

On February 29, 2016, we issued 41,640 shares of Common Stock related to a Director Agreement with John Choo and William Jamieson. The Company recorded fair value of $14,574 ($0.35/share) based upon the most recent trading price per share of the Company’s stock.

On March 14, 2016, we issued 11,330 shares to a consultant for services rendered, of common stock with a fair value of $4,986 ($0.44/share) based upon the most recent trading price per share of the Company’s stock.

On March 22, 2016 the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, and Rockwell Capital Partners Inc, relating to the issuance and sale of notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock valued at $23,500 ($0.47/share). The notes carry an interest on the unpaid principal amount at the rate of 3% per annum. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until the same is paid. The notes mature on September 22, 2016 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the sum of 125% multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus Default Interest, if any. the notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note).

On March 23, 2016 the Company issued 100,000 shares of common stock to one U.S. accredited investor at $0.50 per share for cash totaling $50,000.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 21, 2015 we filed a 2015 Stock Incentive Plan on Form S-8 with the SEC. Under the plan we were authorized to issue up to 980,000 shares of common stock to employees and consultants. As of December 31, 2015, we issued 272,600 shares of common stock to 10 individuals who were employees or consultants to the Company.

Item 6. Selected Financial Data

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

Overview

Indoor Harvest Corp, through its brand name Indoor Harvest®, is a full service, state of the art design-build, engineering, procurement and construction firm for the indoor and vertical farming industry. The company provides production platforms, mechanical systems and complete custom designed build outs for both Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"), tailored to the specific needs of virtually any cultivar.

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

We currently offer a vertical farm racking system with integrated LED lighting. Our vertical farm racking system was designed to be used for both aeroponic and hydroponic layered crop production within a CEA or BIA operation. Our racking system will work with any standard 48" X 96" or 24" X 48" third party flood table or aeroponic system. We also offer patent pending aeroponic fixtures that are compatible with our vertical farm racking system. We offer our vertical farm racking system and aeroponic fixtures for use by both horticulture enthusiasts and commercial operators who seek to utilize vertical farming methods within a controlled indoor environment.

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

The Company generates revenue from vertical farm rack system sales, aeroponic fixture sales and design build construction management services. Our products are designed for the production of aeroponic and hydroponic leafy greens, micro-greens, fruiting plants and herbs. Our fixtures and systems can also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

In addition to these products, the Company also generates revenue from engineering, procurement and construction management services. Engineering, procurement, and construction management" (EPCM) is a common form of contracting arrangement for very large infrastructure and facility projects. Under an EPCM arrangement, the client would engage the Company to coordinate all design, procurement and construction work to ensure that the whole project is completed as required.

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

Current Projects

Late in the third quarter of 2015, the Company began offering its products and services to clients in the indoor farming industry.

Equipment Sales

In October, 2015, we received a $8,110 deposit towards a $16,220 equipment package for a custom designed shallow raft platform for a research project in Michigan.

In November, 2015, we received an order for a $89,200 equipment and installation package for our Low Tide VFRack system for a small owner-operator indoor microgreen farm. Installation was completed in December 2015.

In March, 2016, we received an order for discounted equipment to be used by the Department of Agricultural and Biosystems Engineering department at the University of Arizona. We agreed to provide equipment at cost for this project with $13,637 invoiced to date.

Design-Build, EPCM Agreements

On October 6, 2015, we entered into a design-build, EPCM, cost plus, original equipment manufacturer ("OEM") agreement, with a specialty building integrated agricultural cultivation facility in Colorado. The design-build agreement is to develop a 2,000 square foot customer specified platform and to provide pricing for OEM services. On October 26, 2015, an earnest money deposit of $5,000 was paid to begin design work. Design work was completed in January 2016 and we are now currently in discussions with the client to move towards prototyping and providing OEM services for all of their facilities.

On October 15, 2015, we entered into a design-build, EPCM, cost plus agreement, to engineer the cultivation and mechanical systems for a 38,000 square foot, building integrated agricultural cannabis production facility in Maryland. On October 21, 2015, an earnest money deposit of $10,000 was paid to begin initial assessments. The project is currently on hold due to delays in the Maryland cannabis licensing process. The client was given an initial estimate assessment of $3.4 million to complete the project prior to signing the design-build, EPCM, cost plus agreement.

On March 8, 2016, we entered into a design-build, EPCM contract for a 7,000 sq. ft. cannabis production facility in Alaska. The contract includes an EPCM agreement for HVAC, LED lighting and facility controls. The contract also includes an equipment schedule to provide 59 HPA units, 3 process skids with an estimated (not to exceed) contract price of $446,220, which included a $35,000 deposit to begin design work. Upon completion of the first phase of design work, additional pricing will be provided to the client for HVAC, LED lighting and facility controls, which are not currently covered in the contract price.

Results of Operations

For the fiscal year ended December 31, 2015 we generated revenue of $89,200 with cost of sales of $64,668 resulting in gross income of $24,532. We did not generate any revenue as of December 31, 2014.

For the fiscal year ended December 31, 2015 and December 31, 2014, we incurred $1,279,597 and $443,541, respectively, in operating expenses. The increase in our operating expenses are due to increases in costs related to additional payroll costs, building lease, increased operational activities and professional expenses related to being a publicly traded Company.

Our expenses related to research and development for the fiscal year ended December 31, 2015 and December 31, 2014 were $20,518 and $36,080, respectively. The decrease in research and development expenses was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of December 31, 2015 we had total liabilities of $110,147, while at December 31, 2014, we had total liabilities of $21,245. The increase was the result of accrued payroll expenses from hiring new employees, accounts payable and accrued expenses, billings in excess of costs and estimated earnings, and deferred rent on our building lease.

Deferred rent payable at December 31, 2015 was $9,778. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of December 31, 2015, we had $168,804 in total current assets. We had current liabilities of $76,885 as of December 31, 2015. Accordingly, we had a working capital deficit of $91,919 as of December 31, 2015.

Operating activities used $704,230 in cash for the year ended December 31, 2015, as compared with $411,335 used for the year ended December 31, 2014. Our negative operating cash flow for the year ended July 31, 2015 was mainly a result of our net loss for the period, offset by the effects of depreciation, loss on the sale of the asset, stock issued for services, increase in accounts receivable, inventory and prepaid expense, the increase in accounts payable and accrued liabilities and decrease in costs and estimated earnings in excess of billings for the ongoing projects, decrease in accrued compensation and a decrease in deferred rent.

Investing activities for the year ended December 31, 2015 used $67,795 in cash, as compared with using $163,763 for the year ended December 31, 2014.

Financing activities for the year ended December 31, 2015 generated $461,262 in cash, as compared with $864,750 for the year ended December 31, 2014. Proceeds from financing activities consisted primarily of proceeds from issuance of common stock for cash.

Cash Requirements: Current Operational Activities

Our estimated minimum day-to-day operational costs, exclusive of those costs in our Plan of Operations for the next 12 months, as set forth above, are estimated to be approximately $430,800 to maintain current operational activities during the next 12 months. Our minimal annual operating expenses includes $352,000 in payroll expenses, our lease agreement for our 10,000 sq. ft. facility of $55,200 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months.

Cash Requirements: Additional Planned Operational Activities

During the next 12 months, we anticipate engaging in the additional planned operational activities set forth in the table below, although we may vary our plans depending upon operational conditions and available funding.  We have reduced our previous capital expenditure plans from $5,000,000 to $2,500,000 due to unfavorable market conditions.
Event	Actions	Estimated Time	Estimated Cost
Operational Expansion	Expand Team, Marketing and Engineering	Q2 2016- Q4 2016	$1,000,000
CLARA Phase I	Build CLARA Vertical Farm Campus	Q2 2016- Q4 2016	$1,500,000

Existing Cash and Operational Cash Flow

As of March 27, 2016, we had $257,081 in cash and $14,023 in available credit facilities.

We are actively engaged in a number of current projects which are generating cash flow. We have established a strong B2B infrastructure that has led to over a dozen potential project referrals along with direct inquiries for facility build outs arriving at an average pace of approximately 10 per week. In addition to the key projects already discussed, our current sales pipeline consists of 13 facility build discussions with 6 in early to mid stage discussions covering 109,000 sq.ft and 7 in late stage negotiations covering 240,000 sq.ft of production. Currently, our potential client base is nearly evenly split, with 44% in Cannabis and 56% in edible produce production. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

FirstFire and Rockwell Bridge Financing for $250,000

On March 22, 2016 the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, and Rockwell Capital Partners Inc, relating to the issuance and sale of notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock valued at $23,500 ($0.47/share). The notes carry an interest on the unpaid principal amount at the rate of 3% per annum. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until the same is paid. The notes mature on September 22, 2016 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the sum of 125% multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus Default Interest, if any. the notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note).

Kodiak Capital Group LLC Investment Agreement for $2,000,000

On January 30, 2016, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Kodiak Capital Group, LLC (the “Purchaser”). Under the Purchase Agreement, the Company shall issue and sell to the Purchaser a number of shares of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price equal to the Maximum Commitment Amount (as defined in the Purchase Agreement) of $2,000,000 (the “Put Shares”). In accordance with the Registration Rights Agreement, the Company has agreed to file a registration statement on Form S-1 by March 31, 2016 (the “Registration Statement”) to register for resale the Put Shares of Common Stock that may be issued under the Purchase Agreement.

Pursuant to the Purchase Agreement, from the date that the Securities and Exchange Commission has declared the Registration Statement effective (the “Effective Date”) until the one year anniversary thereof, the Company has the right to sell, from time to time, up to an aggregate of $2,000,000 Put Shares of Common Stock to the Purchaser. The Company will control the timing and amount of future sales, if any. The purchase price of the Put Shares will be equal to 80% of the lowest closing bid price of the Common Stock for any trading day during the five consecutive trading days immediately following the date of the Company’s notice to the Purchaser requesting the purchase. If during the Valuation Period, the Purchase Price falls below $0.50, the Investor may elect to purchase all, or any portion thereof, of the Put Shares for $0.50.

There is no minimum amount that the Company may require the Purchaser to purchase at any one time. The Company may not require the Purchaser to purchase Put Shares of Common Stock if such purchase, together with the shares of Common Stock underlying the Note, would result in the Purchaser’s beneficial ownership exceeding 9.99% of the outstanding Common Stock. The Purchase Agreement contains customary representations, warranties, covenants, closing conditions, and indemnification and termination provisions. The Purchaser has covenanted not to cause or engage in any direct or indirect short selling of the Common Stock. The Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

The Purchase Agreement and the Registration Rights Agreement are provided to give investors information regarding the agreements’ respective terms. They are not provided to give investors factual information about the Company or any other parties thereto. In addition, the representations, warranties and covenants contained in the Purchase Agreement and the Registration Rights Agreement were made only for purposes of those agreements and as of specific dates, were solely for the benefit of the parties to those agreements, and may be subject to limitations agreed by the contracting parties, including being qualified by disclosures exchanged between the parties in connection with the execution of such agreements. Investors are not third-party beneficiaries under these agreements and should not view the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company.

Discontinued Regulation D, Rule 504(c) Offering for $5,000,000

On February 27, 2016, the Company suspended its private placement under Regulation D, Rule 506(c) for up to 5,000,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share for maximum gross proceeds of $5,000,000 due to unfavorable market conditions. The Company also terminated its relationship with WealthForge, the broker-dealer retained to manage the offering. The Company is now exploring alternative financing for CLARA through grant funding, through the use of our Kodiak Capital Group Equity Purchase Agreement, or through other funding sources.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, exclusive of those costs in our Additional Planned Operations for the next 12, months as set forth above, the Company currently has sufficient funds through a combination of the Sources of Funding above to continue our current operations for the next 12 months.  There is no assurance we will obtain the anticipated funds from our Sources of Funding.  For example, in order to raise funding through our Equity Purchase Agreement, we will first have to clear a registration statement with the SEC. There can be no assurance that the funds from the Equity Purchase Agreement can be utilized, or that additional financing will be available to us on acceptable terms, or at all.  If we don't obtain the anticipated funds from our Sources of Funding, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months.

The ability to fund our Additional Planned Operational Activities is contingent upon us obtaining additional financing.  If we don't obtain the anticipated funds from our Sources of Funding beyond those needed for Current Operational Activities, we may be able to finance our Additional Planned Operations and continue growing our business.

We cannot guarantee we will be successful in our business operations.  We cannot guarantee that we will have sufficient financial resources to fund Current Operational Activities and Additional Planned Operational Activities.  Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must continue to execute our business plan as described above.

We began offering our products and services during the 3rd Quarter of 2015. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2016. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Indoor Harvest Corp

We have audited the accompanying financial statements of Indoor Harvest Corp, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements. Indoor Harvest Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indoor Harvest Corp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Thayer O’Neal Company, LLC
Thayer O’Neal Company, LLC
Sugar Land, TX
March 23, 2016

INDOOR HARVEST CORP
BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS
Current assets:
Cash	$100,906	$411,669
Accounts receivable	59,200	-
Inventory	7,001	-
Prepaid expenses	1,697	-

Total current assets	168,804	411,669

Furniture and equipment, net	193,737	170,454
Security deposit	12,600	12,600
Intangible asset, net	9,318	2,000
Other assets	48,783	68,083
Total assets	$433,242	$664,806

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable & accrued expenses	$40,891	$7,185
Accrued payroll	6,285	5,034
Deferred rent	9,778	9,026
Billing in excess of costs and estimated earnings	19,931	-
Total current liabilities	76,885	21,245

Long term liabilities
Note payable	33,262	-
Total liabilities	110,147	21,245

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 authorized; none shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively
Common stock: $0.001 par value, 50,000,000 shares authorized; 11,204,571 and 9,252,388 shares issued and outstanding at December 31, 2015 and 2014, respectively	11,204	9,251
Additional paid-in capital	2,233,663	1,299,389
Less: Stock subscription receivable	-	(10,000)
Accumulated deficit	(1,921,772)	(655,079)
Total Stockholders' equity	323,095	643,561
Total liabilities and stockholders' equity	$433,242	$664,806

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
December 31, 2015 and 2014

	2015	2014

Revenues	$89,200	$-
Cost of Sales	64,668	-
Gross Income	24,532	-

Operating Expenses
Depreciation expense	$46,444	$16,715
Research and development	20,518	36,080
Professional fees	239,544	148,791
General and administrative	973,091	241,955
Loss from operations	(1,279,597)	(443,541)

Other income (Expense)	(11,628)	259
Net loss	$(1,266,693)	$(443,282)

Net loss per common share:
Net loss per share, basic and diluted	$(0.12)	$(0.05)

Weighted average number
of common shares outstanding:
Basic and diluted	10,202,294	8,235,457

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2015 and 2014

	Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value					Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable

Balances, December 31, 2013	-	-	6,505,381	$6,505	$359,134	$(211,797)	$-	$153,842

Issuance of common stock	-	-
For cash	-	-	2,474,000	2,474	872,276	-	(10,000)	864,750
For services	-	-	273,007	272	67,979	-	-	68,251
Net loss	-	-	-	-	-	(443,282)	-	(443,282)

Balances, December 31, 2014	-	-	9,252,388	9,251	1,299,389	(655,079)	(10,000)	643,561

Issuance of common stock
For cash	-	-	836,000	836	417,164	-	-	418,000
For services	-	-	1,116,183	1,117	517,110	-	-	518,227
Collection of stock subscription receivable	-	-	-	-	-	-	10,000	10,000
Net loss	-	-	-	-	-	(1,266,693)	-	(1,266,693)

Balances, December 31, 2015	-	-	11,204,571	$11,204	$2,233,663	$(1,921,772)	$-	$323,095

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(1,266,693)	$(443,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	46,444	16,715
Loss on the sale other asset	10,050	-
Stock issued for services - related party	295,828	68,251
Stock issued for services	222,399	-
Changes in operating liability:
Decrease in deferred rent	752	-
Increase in other assets	-	(68,083)
Increase in accounts receivable	(59,200)	-
Increase in inventory	(7,001)	-
Increase in prepaid expense	(1,697)	-
Increase in accounts payable and accrued expenses	33,706	15,064
Decrease in costs and estimated earnings in excess of billings	19,931	-
Decrease in accrued compensation	1,251	-
Net cash used in operating activities	(704,230)	(411,335)

Cash flows from investing activities:
Proceeds from sale of equipment	9,250	-
Cash paid for security deposit	-	(12,600)
Purchase of equipment	(77,045)	(151,163)
Net cash used in investing activities	(67,795)	(163,763)

Cash flows from financing activities:
Proceeds from note payable	36,100	-
Repayments of note payable	(2,838)	-
Collection of stock subscription receivable	10,000	(10,000)
Issuance of common stock for cash	418,000	874,750
Net cash provided by financing activities	461,262	864,750

Increase cash and cash equivalents	(310,763)	289,652
Cash and cash equivalents at beginning of period	411,669	122,017
Cash and cash equivalents at end of period	$100,906	$411,669

Supplementary disclosure of non-cash financing activity:
Sale of stock for subscriptions receivable	$-	$-

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,482	-
Income taxes	$-	-

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

Indoor Harvest Corp is a Design-Build contractor for the vertical farming and indoor farming industry. The Company’s principal lines of business are engineering, procurement and construction services as well as manufactures a variety of indoor farming fixtures and equipment. The Company provides its products and services worldwide for controlled environment and building integrated agricultural operators.

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

Accounts receivable and concentrations

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of December 31, 2015 no allowance was required.

At December 31, 2015, the Company had a concentration of accounts receivable of $59,200 from one customer totaling 100%.

For the year ended December 31, 2015, the Company had a concentration of sales of $89,200 with one customer totaling 100%.

For the year ended December 31, 2015, the Company had a purchasing concentration of $44,970 with Illumitex, a manufacturer of LED lighting totaling 71%.

There were no such concentrations for the year ended December 31, 2014.

Inventories

Inventory consists primarily of raw materials and packaging materials and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. Inventory is comprised of raw materials such as steel for our framing systems and packaging materials such as boxes and pallets valued at $7,001 at December 31, 2015.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will generate revenue from the design and installation of the equipment.

Revenue from construction contracts are reported under the percentage-of-completion method for financial statement purposes.  The estimated revenue for each contract reflected in the financial statements represent that percentage of estimated total revenue that costs incurred to date bear to estimated total costs, based on the Company’s current estimates.  With respect to contracts that extend over one or more accounting periods, revisions in costs and revenue estimates during the course of the work are reflected in the period the revisions become known.  When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.  The liability, “Estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Billing practices for these projects are governed by the contract terms of each project based upon actual costs incurred, achievement of milestones, or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting.  With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.

For the year ended December 31, 2015, 100% of revenues were earned under this method.

For the year ended December 31, 2014, the Company had no revenues.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

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

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions. Tax years 2015, 2014, 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

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

Intangible Asset

The Company's intangible assets consist of domain names and is accounted for as an indefinite lived intangible asset in accordance with ASC 350 "Goodwill and Other Intangible Assets" ("ASC 350").  It also includes software and is amortized over a 3-5 year period.

Domain names are not being amortized as they are determined to have indefinite lives.

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended December 31, 2015 and 2014

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense was as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Research and development expense	$20,518	$36,080

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense was as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Advertising expense	$45,238	$7,241

Reclassifications

Certain expense items have been reclassified in the statement of operations for the year ended December 31, 2014, to conform to the reporting format adopted for the year ended December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

 We do not believe any other recent pronouncements will have any impact on our presentation of financial position or results of operations.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,266,693, net cash used in operations of $704,230 and has an accumulated deficit of $1,921,771, for the year ended December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The business plan of the Company is to engage in the design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). During the next twelve months, the Company's strategy is to: complete ongoing product development; commence product marketing, product assembly and sales; construct a demonstration CEA and BIA farm; and offer design-build services. The Company's long-term strategy is to direct sale, license and franchise their patented technologies and methods.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Furniture and equipment	$113,308	$84,551
Tooling equipment	27,015	18,309
Leasehold improvements	57,780	33,778
Computer equipment	5,914	4,780
Research and development lab	59,482	52,616
Total	263,499	194,034
Less: accumulated depreciation and amortization	(69,762)	(24,603)
Property & equipment, Net	$193,737	$169,431

Depreciation expense for the years ended December 31, 2015 and 2014, totaled $46,444 and $16,715, respectively.

During the year ended December 31, 2014, the Company paid deposits and or acquired equipment totaling $68,083 which has not been placed in service as of December 31, 2014 and is included in Other Assets as of December 31, 2014. During the year ended December 31, 2015 the Company sold $19,300 of other assets in exchange for $9,300 and recorded a loss on the sale of equipment of $10,050.  The remaining balance of Other Assets as of December 31, 2015 is $48,783.

NOTE 4 – COMMITMENTS & CONTINGENCIES

On December 7, 2015, the Company entered into a consulting agreement where the advisor agreed to provide advertising and promotion services to the Company. The term of this agreement is three months.   As a compensation for services the Company will issue 125,000 shares of common stock with a fair value of $47,500 ($0.38/share), based upon the most recent trading price per share of the Company’s stock and $2,000. For the year ended December 31, 2015 the Company issued 125,000 common shares and paid $2000.

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

Deferred rent payable at December 31, 2015 was $9,778. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the periods noted is as follows:

	Twelve months ended
	December 31, 2015	December 31, 2014
Rent expense	$50,952	$42,626

At December 31, 2015, rental commitments are as follows:

Year	Amount
2016	$52,416
2017	53,424
2018	55,560
2019	18,876
$180,276

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

NOTE 5 - LOAN PAYABLE

On June 5, 2015, the Company entered into a five year loan agreement totaling $36,100. The loan carries an interest rate of 10.25%. During the year ended December 31, 2015 the Company repaid $2,838 of the principal and the remaining balance is $33,262.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 1, 2015, the Company entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  For the year ended December 31, 2015, the Company issued 62,460 shares of common stock having a fair value of $28,315 ($0.30 - $0.55/share) based upon the most recent trading price per share of the Company’s common stock (See Note 8).

On August 14, 2015, the Company entered into an employment agreement with John Choo, the executive to serve as a Company President.  The term of the agreement will continue until August 14, 2016, unless the employment is sooner terminated by the Board of Directors.  As compensation for services, the employee will receive annual compensation of $60,000. In addition, the employee will receive 355,060 shares of common stock.  In addition, the Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. For the year ended December 31, 2015, the Company issued 355,060 shares in common stock having a fair value of  $164,393 ($0.46/share) and 62,460 shares of common stock having a fair  value of $28,315 ($0.30 - $0.55/share) based upon the most recent trading price per share of the Company’s common stock (See Note 8).

In May 2015, the Company issued 50,000 shares of Common stock to Chad Sykes, our CEO having a fair value of $25,500 ($0.51/share) based upon the most recent trading price per share of the Company’s common  stock (See Note 8).

In November 17, 2015 the Company issued 125,000 shares of Common stock to the Company's legal counsel as part of legal fees having a fair value of $56,250 ($0.45/share) based upon the most recent trading price per share of the Company’s common stock (See Note 8).

In January of 2014, the Company entered into an advisory agreement where the advisor agreed to act as a mentor or advisor to the Company and provide advice and assistance ranging from attending quarterly meetings to providing feedback on Company strategy to making introductions and assisting in acquisitions. The Company issued 65,552 common shares in connection with this agreement with a fair value of $16,388 ($0.25/share) based upon the most recent trading price per share of the Company’s common stock. All shares to be issued per this agreement have been issued.

In January of 2014, the Company issued 207,455 shares of Common stock to the Company's legal counsel as part of legal fees with a fair value of $51,864 ($0.25/share) based upon the most recent trading price per share of the Company’s common stock.

NOTE 7 - INCOME TAXES

Indoor Harvest operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The components of deferred income tax assets and liabilities as of December 31, 2015 are as follows:

	Years ended December 31,
Description	2015	2014

Deferred tax assets:
Net operating losses	$458,202	$199,054
Deferred tax liabilities:
Accelerated tax depreciation	$16,911	$9,830
Net deferred tax assets	441,291	189,224
Less: valuation allowance	(441,291)	(189,224)
Net	$-	$-

At December 31, 2015 and 2014, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2015 of $1,347,653, if not used, will begin to expire in 2035.

This loss carry forward expires according to the following schedule:

Years Ending December 31,	Amount
2033	$217,074
2034	368,378
2035	762,201
Total	$1,347,653

NOTE 8 - SHAREHOLDERS' EQUITY

Preferred Stock

On August 3, 2015, the Company's Board of Directors signed a written action that included the following:

•	The Board of Directors have approved the creation of 5,000,000 shares of Series A Convertible Preferred Stock and to take the required steps to amend the Corporations articles of incorporation and any other such SEC filings, or Company records as needed
•	The Board of Directors have approved a Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock.
•	The Board of Directors have approved a Regulation D, Rule 506(c) offering of up to 5,000,000 shares of Series A Convertible Preferred Stock in order to raise up to $5,000,000 in capital per the Company's Plan of Operation and to take the steps to file the required SEC and State filings

For the year ended December 31, 2015, none of the preferred stock was issued and outstanding.

Common Stock

In January of 2014, the Company entered into an advisory agreement where the advisor agreed to act as a mentor or advisor to the Company and provide advice and assistance ranging from attending quarterly meetings to providing feedback on Company strategy to making introductions and assisting in acquisitions. The Company issued 65,552 common shares in connection with this agreement with a fair value of $16,388 ($0.25/share) based upon the most recent trading price per share of the Company’s stock. All shares to be issued per this agreement have been issued.

In January of 2014, the Company issued 207,455 shares of Common stock to the Company's legal counsel as part of legal fees with a fair value of $51,864 ($0.25/share) based upon the most recent trading price per share of the Company’s stock.

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

On March 1, 2015, we entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  On May 31, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $10,618 ($0.51/share) based upon the most recent trading price per share of the Company’s stock.  On August 31, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $11,451 ($0.55/share) based upon the most recent trading price per share of the Company’s stock.  On November 30, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $6,246 ($0.30/share) based upon the most recent trading price per share of the Company’s common stock.

On March 13, 2015, we entered into a Director Agreement with John Choo. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  On May 31, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $10,618 ($0.51/share) at the most recent trading price per share of the Company’s stock.  On August 31, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $11,451 ($0.55/share) based upon the most recent trading price per share of the Company’s stock. On November 30, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $6,246 ($0.30/share) based upon the most recent trading price per share of the Company’s stock. Effective August 14, 2015, the Company entered into an employment agreement and the Company issued 355,060 shares of Common Stock to John Choo, our President with fair value of $164,393 ($0.46/share) based upon the most recent trading price per share of the Company’s stock (See Note 4).

On March 23, 2015 we entered into a consulting agreement with Smallcapvoice.com to provide public and investor relations services for a period of 30 days starting on March 31, 2015. The Company paid $25,000 in cash plus issued 25,000 shares with a fair value of $12,500 ($0.50/share) based on the most recent closing price per share of our common stock traded on the OTCQB.  For the three months ended March 31, 2015, the Company recorded $25,000 paid in cash and 25,000 shares of common stock as a prepaid expense. As of June 30, 2015 the services have been completed and the Company expensed the prepaid expense.

On April 15, 2015, we entered into a Director Agreement with John Zimmerman. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. On July 15, 2015, the Company issued 20,820 shares, of common stock with a fair value of $9,369 ($0.45/share) based upon the most recent trading price per share of the Company's stock.  On October 16, 2015, the Company issued 20,820 shares, of common stock with a fair value of $9,992 ($0.48/share) based upon the recent trading price per share of the Company's stock

In May 2015, the Company issued 106,500 shares of Common Stock to various employees and consultants with a fair value of $54,315 ($0.51/share) based upon the most recent trading price per share of the Company’s stock.

In May 2015, the Company issued 50,000 shares of Common Stock to Chad Sykes, our CEO with a fair value air  of $25,500 ($0.51/share) at the most recent trading price per share of the Company’s stock (See Note 4).

On August 31, 2015, the Company issued 12,000 shares of Common Stock for consulting expense with a fair value  $6,600 ($0.55/share) based upon the most recent trading price per share of the Company’s stock.

In November 17, 2015 the Company issued 125,000 shares of Common stock to the Company's legal counsel as part of legal fees with a fair value of $56,250 ($0.45/share) based upon the most recent trading price per share of the Company’s stock.

On December 1, 2015, the Company issued 7,063 shares of Common Stock for consulting expense with a fair value of $3,178 ($0.45/share) based upon the most recent trading price per share of the Company’s stock.

On December 7, 2015, the Company issued 125,000 shares of Common Stock to FMW Media Works, Inc. in order to provide investor and public relations services. The Company recorded a fair value of $47,500 ($0.38/share) based upon the most recent trading price per share of the Company’s stock.

During the year ended December 31, 2015, the Company issued a total of 836,000 shares of common stock at $0.50 per share for cash totaling $418,000.

NOTE 9 - SUBSEQUENT EVENTS

On January 17, 2016, the Company issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman, of common stock with a fair value of $9,369 ($0.45/share) based upon the most recent trading price per share of the Company’s stock.

On January 19, 2016, we issued 300,000 shares of Common Stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The Company a fair value of $120,000 ($0.40/share) based upon the most recent trading price per share of the Company’s stock. The Company is subject to a Registration Rights Agreement which requires the Company to file a S1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the Market Price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date.

On January 22, 2016, we issued 125,000 shares of Common Stock to Emerging Growth, LLC, to provide investor and public relations services. The Company recorded a fair value of $43,750 ($0.35/share) based upon the most recent trading price per share of the Company’s stock.

On February 29, 2016, we issued 41,640 shares of Common Stock related to a Director Agreement with John Choo and William Jamieson. The Company recorded fair value of $14,574 ($0.35/share) based upon the most recent trading price per share of the Company’s stock.

On March 14, 2016, we issued 11,330 shares to a consultant for services rendered, of common stock with a fair value of $4,986 ($0.44/share) based upon the most recent trading price per share of the Company’s stock.

On March 22, 2016 the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, and Rockwell Capital Partners Inc, relating to the issuance and sale of notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock valued at $23,500 ($0.47/share). The notes carry an interest on the unpaid principal amount at the rate of 3% per annum. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until the same is paid. The notes mature on September 22, 2016 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the sum of 125% multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus Default Interest, if any. the notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note).

On March 23, 2016 the Company issued 100,000 shares of common stock to one U.S. accredited investor at $0.50 per share for cash totaling $50,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2015, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relates to the following:

1. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public Company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff. We currently heavily rely on outsourced accounting staff.

This weakness also is due to our CEO and CFO being the same person.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function. This weakness also is due to our CEO and CFO being the same person.

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by a Director of the Company. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company continues to study the implementation of additional internal controls over accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act Directors and Officers

The following sets forth our officers and directors as of December 31, 2015.  The board of directors elects our executive officers annually. Our directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal.  Our directors and executive officers are as follows:

Name	Age	Position
Chad Sykes	42	CEO, Secretary, and Director
John Choo	41	President, Director
William Jamieson	46	Director
John Zimmerman	34	Director

Chad Sykes, CEO, Secretary and Director

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

John Choo, President, Director

On March 13, 2015, Mr. John Choo was elected as a Director and on August 14, 2015 was elected as President of the Corporation. From April to December 2014, Mr. Choo held positions at Tweed Marijuana, Inc., a medical cannabis producer and distributor in Canada, as Architect of Strategic Alliances and Specialized Business Development. From May 2012 to April 2014, Mr. Choo operated a consultancy as a Chief Strategist providing clients with professional strategy development for pre and post IPO technology companies.

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

William Jamieson, Director

On March 1, 2015, Mr. William Jamieson was elected as a Director of the Corporation.  Since January 2010, he has been owner of 420 Patients LLC, a Consulting Company. He holds a Bachelor's Degree: BA- Psych from Arizona State University 1994 and a Master's Degree: MA- Clinical Psych from Arizona School of Professional Psychology 2000.

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

John Zimmerman, Director

On April 15, 2015, John Zimmerman was elected as a Director of the Corporation. Currently Mr. Zimmerman is the Director of Sales and Marketing at PUE 1.0. Prior to joining PUE 1.0, Mr. Zimmerman held positions as a Project Manager and Business Development Manager for The Brandt Companies, from February 2011 until July 2014. From January 2004 through February 2011, Mr. Zimmerman held the position of Project Manager for TDIndustries.  In these positions, he spent much of his career designing, selling, and building mechanical systems for large-scale commercial buildings.

He obtained a Bachelor's degree in Mechanical Engineering from the University of Texas at Austin.  John also obtained a Master's degree in Building Construction Management from Purdue University, and is a registered Professional Engineer in the State of Texas.

As a member of the Board, John contributes his expertise in mechanical system design and construction in developing mechanical systems to support and optimize the indoor farms of the future.  His mission it to have Indoor Harvest be the leader in research and development of mechanical systems for use in indoor farming, which we believe currently is nearly non-existent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, during our fiscal year 2015.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company's last two completed fiscal years for all services rendered to the Company.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Chad Sykes	2015	70,000	0	25,500	0	0	0	0	95,500
CEO, Secretary	2014	70,000	0	0	0	0	0	0	70,000

John Choo President (1)	2015	50,000	5,000	164,393	0	0	0	0	219,393
	2014	0	0	0	0	0	0	0	0

(1)  Appointed President on August 14, 2015
(2)  For valuation purposes, the dollar amount shown is calculated based on the market price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.

Narrative Disclosure to Summary Compensation Table

We currently do not have a stock option plan. We do not currently have an incentive plan that provides compensation intending to serve as an incentive for performance.

Chad Sykes

During fiscal year 2014, Mr. Sykes was our only executive officer and was compensated $70,000 in annual salary.

Mr. Sykes earned total cash compensation for his services to the Company in fiscal year 2015 in the amount of $70,000. This represents his annual base salary for fiscal 2015. The base salary paid to Mr. Sykes for fiscal year 2015 constituted approximately 74.11% of the total compensation paid to Mr. Sykes as set forth in the “Total” column in the Summary Compensation Table.

In May 2015, the Company issued 50,000 shares of Common Stock to Chad Sykes, our CEO with a valuation of $25,500 ($0.51/share) at the most recent trading price per share of the Company’s stock.

John Choo

Mr. Choo earned total cash compensation for his services to the Company in fiscal year 2015 in the amount of $50,000. Mr. Choo was also provided a cash bonus of $5,000 bringing the total cash compensation paid in fiscal year 2015 to $55,000. The base salary plus bonuses paid to Mr. Choo for fiscal year 2015 constituted approximately 25% of the total compensation paid to Mr. Choo.

Effective August 14, 2015, the Company entered into an employment agreement and the Company issued 355,060 shares of Common Stock to John Choo, our President with valuation of $164,393 ($0.46/share) at the then most recent trading price per share of the Company’s stock. Combined with cash compensation, Mr. Choo's total compensation for fiscal year 2015 was $219,393.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal years ended December 31, 2013 or 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Agreement with Chad Sykes

We entered into an Executive Employment Agreement as of September 1, 2015, with Chad C. Sykes (the "Executive").  The principal terms of the Agreement are as follows:

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

Term of Employment

(a) Initial Term. The term of the Executive's employment under this Agreement shall commence on the Effective Date and continue until September 1st, 2016 (the "Term"), unless his employment is sooner terminated by the Board of Directors.
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

Agreement with John Choo

We entered into an Executive Employment Agreement as of August 14, 2015, with John Choo (the "Executive").  The principal terms of the Agreement are as follows:

Terms of Employment

(a) Position. President
(b) Duties. As may be assigned by the Board of Directors not inconsistent with the position.
(c) Dedication. Executive shall devote his full business time and best efforts to the business and affairs of the Company.

Compensation

(a) Base Salary
(i) Salary. $60,000 per year ("Base Salary")
(ii)Adjustments. The Base Salary may be increased, or decreased, from time to time during the term of this Agreement in the sole discretion of the Board of Directors based on the Company's ability to pay.
        (iii) Equity. Executive, or an entity controlled by the executive such that the executive is deemed the sole beneficial owner under SEC Rule 13d-3, shall receive a total of 355,060 shares of restricted common stock .

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

Term of Employment

(a) Initial Term. The term of the Executive's employment under this Agreement shall commence on the Effective Date and continue until August 14th, 2016 (the "Term"), unless his employment is sooner terminated by the Board of Directors.
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

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by the Company during the year ended December 31, 2015.

Name (1)		Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chad Sykes		0	0	0	0	0	0	0

John Choo (1)		0	28,318	0	0	0	0	28,318

William Jamieson (2)		0	28,315	0	0	0	0	28,315

John Zimmerman	(3)	0	19,361	0	0	0	0	19,361

(1) On March 13, 2015, we entered into a Director Agreement with John Choo. The Agreement provides Mr. Choo will be compensated as follows:

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

If the Director is a Director both at the Date of Award and Date of Vesting, the shares for each award in the Table above shall be fully vested, a certificate representing the shares shall be issued and shall be non-forfeitable. If the Director is not a Director at the Date of Award, the shares for each award in the Table above at that date and thereafter shall not be awarded.  If the Director is a Director at the Date of Award and not at the Date of Vesting, the shares for each such award in the Table above shall be forfeited, no shares shall be issued thereafter and a certificate representing the shares shall not be issued.

(2) On March 1, 2015, we entered into a Director Agreement with William Jamieson. The Agreement provides Mr. Jamieson will be compensated as follows:

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

Date of Award	Number of Shares	Date of Vesting
March 1, 2015	20,820	May 31, 2015
June 1, 2015	20,820	August 31, 2015
September 1, 2015	20,820	November 30, 2015
December 1, 2015	20,820	February 29, 2016
March 1, 2016	20,820	May 31, 2016
June 1, 2016	20,820	August 31, 2016
September 1, 2016	20,820	November 30, 2016
December 1, 2016	20,820	February 28, 2017
Total	166,560

If the Director is a Director both at the Date of Award and Date of Vesting, the shares for each award in the Table above shall be fully vested, a certificate representing the shares shall be issued and shall be non-forfeitable. If the Director is not a Director at the Date of Award, the shares for each award in the Table above at that date and thereafter shall not be awarded.  If the Director is a Director at the Date of Award and not at the Date of Vesting, the shares for each such award in the Table above shall be forfeited, no shares shall be issued thereafter and a certificate representing the shares shall not be issued.

(3) On April 15, 2015, we entered into a Director Agreement with John Zimmerman. The Agreement provides Mr. Zimmerman will be compensated as follows:

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

Date of Award	Number of Shares	Date of Vesting
April 15, 2015	20,820	July 15, 2015
July 16, 2015	20,820	October 16, 2015
October 17, 2015	20,820	January 17, 2016
January 18, 2016	20,820	April 18, 2016
April 19, 2016	20,820	July 19, 2016
July 20, 2016	20,820	October 20, 2016
October 21, 2016	20,820	January 21, 2017
January 22, 2017	20,820	April 22, 2017
Total	166,560

If the Director is a Director both at the Date of Award and Date of Vesting, the shares for each award in the Table above shall be fully vested, a certificate representing the shares shall be issued and shall be non-forfeitable. If the Director is not a Director at the Date of Award, the shares for each award in the Table above at that date and thereafter shall not be awarded.  If the Director is a Director at the Date of Award and not at the Date of Vesting, the shares for each such award in the Table above shall be forfeited, no shares shall be issued thereafter and a certificate representing the shares shall not be issued.

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

Name	Number of Shares of Common stock	Percentage
Chad Sykes *	4,674,000	40.119%
John Choo *	417,520	3.584%
William Jamieson *	62,460	0.536%
John Zimmerman *	41,640	0.357%
Zhou Ying	817,666	7.018%

* All executive officers and directors as a group [4 persons]	5,195,620	44.596%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 11,204,571 shares of common stock outstanding as of December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions in 2014 or 2015.

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

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2014 and 2015.

	2014	2015

Audit Fees	$27,710	$38,151
Audit-Related Fees	24,825	14,000
Tax Fees	375	375
All Other Fees	-	-
Total	$52,910	$52,526

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

Item 15. Exhibits

Exhibit No.	Document Description
10.1	Employment Agreement with John Choo

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Indoor Harvest, Corp., a Texas corporation

INDOOR HARVEST, CORP.

March 30, 2016	By:	/s/ Chad Sykes
Chad Sykes
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chad Sykes	Principal Executive Officer, Principal Accounting Officer and	March 30, 2016
Chad Sykes	Principal Financial Officer and Director
John Choo	Director	March 30, 2016
William Jamieson	Director	March 30, 2016
John Zimmerman	Director	March 30, 2016
John Choo	Director	March 30, 2016

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Employment Agreement with John Choo

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.