Form 10-Q
period 2016-03-31
Indoor Harvest Corp
filed 2016-05-16
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016 there were 12,062,461 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP
BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$247,791	$100,906
Accounts Receivable, net of bad debt allowance of $- at each period	60,436	59,200
Inventory	7,001	7,001
Debt issue costs	19,022	-
Prepaid expenses	2,732	1,697
Total current assets	336,982	168,804

Furniture and equipment, net	182,503	193,737
Security deposit	12,600	12,600
Intangible asset, net	8,891	9,318
Other assets	48,783	48,783
Total assets	$589,759	$433,242

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$68,214	$40,891
Convertible note payable, net of debt discount of $168,262 and $0, respectively	104,237	-
Accrued payroll	5,314	6,285
Deferred rent	9,966	9,778
Billing in excess of costs and estimated earnings	88,317	19,931
Total current liabilities	276,048	76,885

Long term liabilities:
Note payable	31,788	33,262
Total Liabilities	307,836	110,147

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized;
none shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock: $0.001 par value, 50,000,000 shares authorized;
11,858,361 and 11,204,571 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	11,858	11,204
Additional paid-in capital	2,513,512	2,233,663
Less: Stock subscription receivable	-	-
Accumulated Deficit	(2,243,447)	(1,921,772)
Total Stockholders' equity	281,923	323,095

Total liabilities and stockholders' equity	$589,759	$433,242

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,

	2016	2015

Revenue	$22,294	$-
Cost of Sales	16,798	-
Gross Income	5,496

Operating Expenses
Depreciation expense	$12,573	$10,013
Research and development	3,030	9,242
Professional fees	57,272	90,811
General and administrative expenses	243,460	163,610
Loss from operations	316,335	273,676

Other Income (Expense)	(10,836)	(9,981)

Net loss	$(321,675)	$(283,657)

Net loss per common share:
Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average number
of common shares outstanding:
Basic and diluted	11,583,326	9,451,732

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total Stockholders' Equity (Deficit)

Balances, December 31, 2015	-	$-	11,204,571	$11,204	$2,233,663	$(1,921,772)	$-	$323,095

Issuance of common stock	-	-
For cash	-	-	100,000	100	49,900	-	-	50,000
For services, net of debt offering costs	-	-	533,790	554	75,533	-	-	76,087
Beneficial conversion feature	-	-	-	-	154,416	-	-	154,416
Net loss, for the three months ended March 31, 2016	-	-	-	-	-	(321,675)	-	(321,675)
Balances, December 31, 2014	-	$-	11,858,361	$11,858	$2,513,512	$(2,243,447)	$-	$281,923

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(321,675)	$(283,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,573	10,013
Loss on the sale other asset	-	9,250
Amortization of original issue discount	1,100	-
Amortization of debt discount	7,553	-
Amortization of debt offering costs	978	-
Stock issued for services - related party	25,609	72,000
Stock issued for services	50,478	12,500
Change in operating liability:
Decrease in deferred rent	188	188
Increase in accounts receivable	(1,236)	-
Increase in prepaid expense	(1,035)	(47,051)
Increase in accounts payable and accrued expenses	27,322	806
Increase in billings in excess of costs and estimated earnings on projects in process	68,386	-
Decrease in accrued compensation	(971)	(97)
Net cash used in operating activities	(130,730)	(226,048)

Cash flows from investing activities:
Proceeds from sale of equipment	-	10,050
Cash paid for security deposit	-	-
Purchase of equipment & software	(911)	(42,815)
Net cash used in investing activities	(911)	(32,765)

Cash flows from financing activities:
Repayments of note payable	(1,474)	-
Proceeds from convertible note payable, less offerings costs and OID costs paid	230,000	-
Collection of stock subscription receivable	-	10,000
Issuance of common stock for cash	50,000	268,000
Net cash provided by financing activities	278,526	278,000

Increase cash and cash equivalents	146,885	19,187
Cash and cash equivalents at beginning of period	100,906	411,669
Cash and cash equivalents at end of period	$247,791	$430,856

Supplementary disclosure of non-cash financing activity:
Sale of stock for subscriptions receivable	$-	$-

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$840	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$154,416	$-
Shares issued for debt issuance costs	$143,500	$-

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2015

Use of estimates

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
Accounts Receivable and Work in progress

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at March 31, 2016 and December 31, 2015. The company records revenue recognition based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset in the balance sheet as costs and estimated earnings in excess of billings. Unearning billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process.
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

The Company has the following common stock equivalents for the three months ended March 31, 2016 and 2015, respectively:

	March 31, 2016	March 31, 2015
Convertible Debt (Exercise price - $0.30/share)	908,333	-
Total	908,333	-

Fair Value of Financial Instruments

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Reclassifications

Certain expense items have been reclassified in the statement of operations for the three months ended March 31, 2015, to conform to the reporting format adopted for the three month ended March 31, 2016.

Recent Accounting Pronouncements

We do not believe any other recent pronouncements will have any impact on our presentation of financial position or results of operations.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

NOTE 2 - GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $321,675, net cash used in operations of $130,730 and has an accumulated deficit of $2,243,447, for the three months ended March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – CONCENTRATIONS

At March 31, 2016 and December 31, 2015, the Company had a concentration of accounts receivable of:

Customer	March 31, 2016	December 31, 2015
AQ Maryland	23%	0%
MF Microgreen Farm	32%	100%
PH Research Platform	46%	0%

For the three months ended March 31, 2016 and March 31, 2015, the Company had a concentration of sales of :

Customer	March 31, 2016	December 31, 2015
University of Arizona CEAC	6%	0%
GSS Colorado	22%	0%
ER Michigan	55%	0%
PH Research Platform	17%	0%

NOTE 4 – WORK IN PROCESS

Work in progress as of March 31, 2016 and December 31, 2015 consists of the following:

Description	March 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$6,029	$92,379
Estimated earnings	-	-
		-
Less billings to date	94,346	112,310
Total	$88,317	$19,931

Reflected in the balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$-	$-
Billings in excess of costs and estimated earnings on contracts in process	88,317	19,931
Total	$88,317	$19,931

NOTE 5 – DEBT AND CONVERTIBLE LOAN PAYABLE

Convertible Note Payable

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

The notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note).  For the three months ended March 31, 2016, the Company received $272,500 proceeds less the $20,000 in debt issue costs and $22,501 in original issuance discount fee pursuant to the terms of this convertible note.  For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount.  For the three months ended March 31, 2016, the Company accrued $202 in accrued interest related to the notes.

Debt Discount and Original Issuance Costs

During the three months March 31, 2016 and 2016, the Company recorded debt discounts and original issuance costs totaling $176,916 and $0, respectively.

The debt discounts recorded in 2016 and 2015, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

The Company amortized $8,654 and $0 to interest expense in the three months ended march 31, 2016 and 2015 as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015

Debt discount - December 31, 2016	$-	-
Additional debt discount - Three months ended March 31, 2016	176,916	-
Amortization of debt discount - Three months ended March 31, 2016	(8,654)	-
Debt discount March 31, 2016	$168,262	-

Debt Issuance Costs

During the three months ended March 31, 2016, the Company paid debt issue costs totaling $20,000.

During the three months ended March 31, 2016 and 2015, the Company amortized $978 and $0 of debt issue costs, respectively.

The following is a summary of the Company’s debt issue costs:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Debt Issue Costs	$-	-
Additional debt issue costs - Three months ended March 31, 2016	20,000	-
Amortization of debt issue costs - Three months ended March 31, 2016	(978)	-
Debt issue costs - net	$19,022	-

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 1, 2015, the Company entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement.  As of March 31, 2016, the Company issued 83,280 shares of common stock having a fair value of $36,435 ($0.30 - $0.55/share) based upon the most recent trading price per share of the Company’s common stock (See Note 8).

On August 14, 2015, the Company entered into an employment agreement with John Choo, the executive to serve as a Company President.  The term of the agreement will continue until August 14, 2016, unless the employment is sooner terminated by the Board of Directors.  As compensation for services, the employee will receive annual compensation of $60,000. In addition, the employee will receive 355,060 shares of common stock.  In addition, the Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. As of March 31, 2016, the Company issued 355,060 shares in common stock having a fair value of  $164,393 ($0.46/share) and 83,280 shares of common stock having a fair  value of $36,435 ($0.30 - $0.55/share) based upon the most recent trading price per share of the Company’s common stock (See Note 8).

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

NOTE 7 - SHAREHOLDERS' EQUITY
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

On March 25, 2016, we issued 5,000 shares to a consultant for services rendered, of common stock with a fair value of $1,800 ($0.36/share) based upon the most recent trading price per share of the Company’s stock.

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

NOTE 8 - SUBSEQUENT EVENTS

On April 8, 2016 the Company entered into an employment agreement with John Zimmerman, the executive to serve as a Vice President of Business Development.  The term of the agreement will continue until April 8, 2017, unless the employment is sooner terminated by the Board of Directors. As compensation for services, the employee will receive 100,000 shares of common stock and a percentage of closed projects as follows:

•	5% on Purchase Orders (facilities and production finishing hardware) minus taxes, fees and shipping for sole sourced projects that lead to a signed Design Build Agreement.

•	5% of Facilities portion of Purchase Order only on signed Design Build agreements brought in from Authorized Dealers.
•	Discretionary % split agreed to by Executive on a case-by-case basis for supporting services he chooses to bring into closing an agreement.
•	Compensation payments dispersed at the same % rate as the contractually agreed client payments schedule is received from the client/finance group (ie: 5% down, 50% at Purchase Order, 45% at shipping etc..)
On April 14, 2016, we issued 100,000 shares of Common Stock related to an Executive Employment Agreement with John Zimmerman. The Company recorded fair value of $66,000 ($0.66/share) based upon the most recent trading price per share of the Company’s stock.

On April 18, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $14,782 ($0.71/share) based upon the most recent trading price per share of the Company’s stock.

On May 9, 2016, the Company entered into a Director Agreement with Pawel Hardej. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock over a two year period as directed in the Director Agreement.

On May 9, 2016, Mr. William Jamieson resigned as a Director in the Company. Mr. Jamieson's resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. A majority of the Board of Directors decided to restructure the Board of Directors to better reflect the Company's current business direction and Mr. Jamieson voluntarily agreed to resign as part of that restructuring effort. Mr. Jamieson was issued 83,280 shares of common stock as part of an agreement with the Company and the Company recorded a fair value of $54,132 ($0.65/share) based upon the most recent trading price per share of the Company's comment stock.

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

In addition to these products, the Company also generates revenue from engineering, procurement and construction management services. Engineering, procurement, and construction management (“EPCM”) is a common form of contracting arrangement for very large infrastructure and facility projects. Under an EPCM arrangement, the client would engage the Company to coordinate all design, procurement and construction work to ensure that the whole project is completed as required.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (“SEC's”) reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our operational expenditures are primarily related to developing our line of productions, developing our in-house manufacturing and fabrication facilities and the costs related to being a fully reporting company with the Securities and Exchange Commission.

Current Projects

Our current projects involve both Equipment Sales and Design-Build/Engineering, Procurement and Construction Projects, with the status of each as of March 31, 2016 as set forth below.

			Project Status as of March 31, 2016	Equipment Price/Design Fee Total	ROM Estimate [1]
Project-Client	Facility Type	Project Type
AQ Maryland	Cannabis	EPCM	On hold due to state licensing delays	$10,000	$3,400,000
GSS Colorado	Cannabis	EPCM	22% Completed	$5,000	Design Only
ER Michigan	Produce	Equipment Order	55% Completed	$16,220	-
University of Arizona	Produce	Equipment Order	6% Completed	$13,637	-
PH Research Platform	Produce	Equipment Order	17% Completed	$3,765	-
OD Farms	Cannabis	EPCM	0% Completed	$35,000	$2,009,308

[1] A Rough Order of Magnitude Estimate (ROM estimate) is an estimation of a project’s level of effort and cost to complete. A ROM estimate takes place very early in a project’s life cycle, during the project selection and approval period and prior to project initiation in most cases, when a project’s scope and requirements has not been fully defined.  The main purpose of the ROM estimate is to provide decision-makers with the information necessary to make a decision on whether it makes sense to move forward with the project based on the estimated level of effort, in terms of completion time and cost. A ROM estimate is used to reduce the uncertainty of cost outcomes for both the client and the contractor.  There is no assurance that the Company will receive as revenues any or all of the total amount of a ROM estimate.

Equipment Sales

In October, 2015, we received a $8,110 deposit towards a $16,220 equipment package for a custom designed shallow raft platform for research project ER Michigan. As of March 31, 2016, this project was 55% complete.

In November, 2015, we received an order for a $89,200 equipment and installation package for our Low Tide VFRack system for a small owner-operator indoor microgreen farm, MF Microgreen Farm. Installation was completed in December 2015.

In March, 2016, we received an order for discounted equipment to be used by the Department of Agricultural and Biosystems Engineering department at the University of Arizona. We agreed to provide equipment at cost for this project with $13,637 invoiced to date. As of March 31, 2016, this project was 6% complete.

In February, 2016, we received an equipment order for $3,765. As of March 31, 2016 this project was 17% completed.

On April 5, 2016, we received an order for a $27,600 equipment package for a custom designed flood and drain and nutrient film technology platform for UB Farms in Poland.

Signed Design-Build, EPCM Agreements

On October 15, 2015, we entered into a design-build, EPCM, cost plus agreement for project AQ Maryland, to engineer the cultivation and mechanical systems for a 38,000 square foot, building integrated agricultural cannabis production facility in Maryland. On October 21, 2015, an earnest money deposit of $10,000 was paid to begin initial assessments. The project is currently on hold due to delays in the Maryland cannabis licensing process. The client was given an initial ROM estimate of $3.4 million to complete the project prior to signing the design-build, EPCM, cost plus agreement.

On October 6, 2015, we entered into a design-build, EPCM, cost plus, original equipment manufacturer ("OEM") agreement, with GSS Colorado, a specialty building integrated agricultural cultivation facility in Colorado. The design-build agreement is to develop a 2,000 square foot customer specified platform and to provide pricing for OEM services. On October 26, 2015, an earnest money deposit of $5,000 was paid to begin design work. Design work was completed in April 2016 and we are now currently in discussions with the client to move towards prototyping and providing OEM services for all of their facilities.

On March 8, 2016, we entered into a design-build, EPCM contract with OD Farms for a 7,000 sq. ft. cannabis production facility in Alaska. The contract includes an EPCM agreement for HVAC, LED lighting and facility controls. The contract also includes an equipment schedule to provide 59 HPA units, 3 process skids with an estimated (not to exceed) contract price of $446,220, which included a $35,000 deposit to begin design work. Upon completion of the first phase of design work, additional pricing will be provided to the client for HVAC, LED lighting and facility controls, which are not currently covered in the contract price. On April 21, 2016, we completed initial design work and provided the client with a ROM estimate of $2,009,308 for HVAC, LED lighting, facility controls, including the original equipment schedule.

Current EPCM Sales Pipeline

Our current sales pipeline consists of 12 facility build discussions with 6 in early to mid stage discussions and 6 in late stage negotiations, including three new potential projects and four abandoned projects from our sales pipeline as of May 13, 2016, since our report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016. Currently, our potential client base is evenly split 50% in Cannabis and 50% in edible produce production. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.  Even if we secure final agreements, there is no assurance that the Company will receive as revenues all of the total amount of a ROM estimate.

Below is a table showing the Company's current sales pipeline status:

			DB Phase 1 - Contract Sent [2]	DB Phase 2 - Contract Sent [3]	Design Fee/ROM Estimate [4]
Project-Client	Facility Type	Scoped [1]
HN Colorado	Cannabis		X		$60,000
UGR	Produce	X			-
CO	Cannabis	X			-
PNJ	Produce	X			-
PEP	Cannabis		X		$70,000
BMBM	Cannabis	X			-
IGES/Johnstown	Produce			X	$11,374,500
IGES/Tyendenag	Produce			X	$2,441,000
DR VF	Produce			X	$545,000
Metro VF	Produce			X	$401,200
TF	Cannabis			X	$527,176
GSS Colorado	Cannabis (prototype only)			X	$14,500

[1] Scoped - Includes projects in which initial meetings have taken place, preliminary design work has been provided based on the clients provided scope of work along with a project ROM estimate. Scoped projects are early to mid stage in the design-build process and have a high risk of being abandoned by either party.

[2] DB Phase 1 - Contract Sent - Includes projects that have completed the initial client side discussions and a contract has been provided to the client to develop a detailed scope of work and engineered drawings to develop a project cost estimate. DB Phase 1 projects are early to mid stage in the design-build process and have a high risk of being abandoned by either party.

[3] DB Phase 2 - Contract Sent - Includes projects that have completed a DB Phase 1 contract, or where the client has provided a detailed scope of work and drawings where no initial design work is needed. DB Phase 2 contracts are also generally provided to B2B clients. DB Phase 2 projects are mid to late stage in the design-build process and have a medium to low risk of being abandoned by either party.

[4] ROM Value - See description above. There is no assurance that the Company will receive as revenues any or all of the total amount of a ROM estimate.

Results of Operations

For the three months ended March 31, 2016 we generated revenue of $22,294 with cost of sales of $16,798 resulting in gross income of $5,496. We did not generate any revenue as of March 31, 2015.

For the three months ended March 31, 2016 and March 31, 2015, we incurred $316,335 and $273,676, respectively, in operating expenses. The increase in our operating expenses are due to increases in costs related to additional payroll costs, building lease, increased operational activities.

Our expenses related to research and development for the three months ended March 31, 2016 and March 31, 2015 were $3,030 and $9,242, respectively. The decrease in research and development expenses was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of March 31, 2016 we had total liabilities of $307,836, while at December 31, 2015, we had total liabilities of $110,147. The increase was the result of accrued payroll expenses from hiring new employees, accounts payable and accrued expenses, billings in excess of costs and estimated earnings and convertible notes payable.

Deferred rent payable at March 31, 2016 was $9,966. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of March 31, 2016, we had $336,982 in total current assets. We had current liabilities of $276,048 as of March 31, 2016. Accordingly, we had a working capital deficit of $60,934 as of March 31, 2016.

Operating activities used $130,730 in cash for the three months ended March 31, 2016, as compared with $226,048 used for the three months ended March 31, 2014.

Investing activities for the three months ended March 31, 2016 used $911 in cash, as compared with using $32,765 for the year ended March 31, 2015.

Financing activities for the three months ended March 31, 2016 generated $278,526 in cash, as compared with $278,000 for the year ended March 31, 2015. Proceeds from financing activities consisted primarily of proceeds from issuance of common stock for cash.

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

Existing Cash and Operational Cash Flow

As of May 6, 2016, we had $163,723 in cash and $14,134 in available credit facilities.

We are actively engaged in a number of current projects which are generating cash flow. We have established a strong B2B infrastructure that has led to over a dozen potential project referrals along with direct inquiries for facility build outs arriving at an average pace of approximately 8 per week. In addition to the key projects already discussed, our current sales pipeline consists of 12 facility build discussions with 6 in early to mid stage discussions and 6 in late stage negotiations. Currently, our potential client base is split 50% in Cannabis and 50% in edible produce production. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

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

Kodiak Capital Group LLC Investment Agreement for $2,000,000

On January 30, 2016, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Kodiak Capital Group, LLC (the “Purchaser”). Under the Purchase Agreement, the Company shall issue and sell to the Purchaser a number of shares of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price equal to the Maximum Commitment Amount (as defined in the Purchase Agreement) of $2,000,000 (the “Put Shares”). In accordance with the Registration Rights Agreement, the Company has agreed to file a registration statement on Form S-1 by March 31, 2016 (the “Registration Statement”) to register for resale the Put Shares of Common Stock that may be issued under the Purchase Agreement. On May 12, 2016, the SEC declared our registration statement effective, thereby allowing us to sell Put Shares of Common Stock to the Purchaser.

Pursuant to the Purchase Agreement, from May 12, 2016 until the one year anniversary thereof, the Company has the right to sell, from time to time, up to an aggregate of $2,000,000 Put Shares of Common Stock to the Purchaser. The Company will control the timing and amount of future sales, if any. The purchase price of the Put Shares will be equal to 80% of the lowest closing bid price of the Common Stock for any trading day during the five consecutive trading days immediately following the date of the Company’s notice to the Purchaser requesting the purchase. If during the Valuation Period, the Purchase Price falls below $0.50, the Investor may elect to purchase all, or any portion thereof, of the Put Shares for $0.50.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 25, 2016, we issued 5,000 shares to a consultant for services rendered, of common stock with a fair value of $1,800 ($0.36/share) based upon the most recent trading price per share of the Company’s stock.

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
______________
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

Indoor Harvest Corp, a Texas corporation

Title	Name	Date	Signature

Principal Executive Officer	Chad Sykes	May 16, 2016	/s/ Chad Sykes

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chad Sykes	Chad Sykes	Principal Executive Officer, Principal Financial Officer and Principal Accounting	May 16, 2016