Form 10-Q
period 2016-06-30
Indoor Harvest Corp
filed 2016-08-19
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016 there were 12,258,684 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP
BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$33,546	$100,906
Accounts Receivable, net of bad debt allowance of $- at each period	-	59,200
Inventory	4,897	7,001
Debt issue costs	9,131	-
Prepaid expenses	15,517	1,697
Total current assets	63,091	168,804

Furniture and equipment, net	175,128	193,737
Security deposit	12,600	12,600
Intangible asset, net	8,463	9,318
Other assets	48,783	48,783
Total assets	$308,065	$433,242

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$60,601	$40,891
Convertible note payable, net of debt discount of $80,764 and $0, respectively	191,735	-
Accrued payroll	9,651	6,285
Deferred rent	9,651	9,778
Billing in excess of costs and estimated earnings	53,435	19,931
Total current liabilities	325,073	76,885

Long term liabilities:
Note payable	30,275	33,262
Total Liabilities	355,348	110,147

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized; none shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively		-
Common stock: $0.001 par value, 50,000,000 shares authorized; 12,187,461 and 11,204,571 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	12,187	11,204
Additional paid-in capital	2,699,838	2,233,663
Accumulated Deficit	(2,759,308)	(1,921,772)
Total Stockholders' equity	(47,283)	323,095

Total liabilities and stockholders' equity	$308,065	$433,242

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenue	$39,872	$-	$62,166	$-
Cost of Sales	27,122	-	43,921	-
Gross Income	12,750		18,245

Operating Expenses
Depreciation expense	12,690	11,430	25,263	21,444
Research and development	5,641	3,285	8,672	12,528
Professional fees	18,650	17,161	75,922	107,972
General and administrative expenses	391,281	274,250	634,739	437,858

Total operating expenses	428,262	306,126	744,596	579,802
Loss from operations	(415,512)	(306,126)	(726,351)	(579,802)

Other expense (interest)	(100,334)	(84)	(111,185)	(10,065)

Net loss	$(515,846)	$(306,210)	$(837,536)	$(589,867)

Net loss per common share:
Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	12,015,234	9,990,229	11,799,280	9,451,732

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Subscription	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balances, December 31, 2015	-	$-	11,204,571	$11,204	$2,233,663	$(1,921,772)	$-	$323,095

Issuance of common stock	-	-
For cash	-	-	100,000	100	49,900	-	-	50,000
For services, net of debt offering costs	-	-	882,890	883	261,859	-	-	262,742
Beneficial conversion feature	-	-	-	-	154,416	-	-	154,416
Net loss, for the six months ended June 30, 2016	-	-	-	-	-	(837,536)	-	(837,536)
Balances, June 30, 2016	-	$-	12,187,461	$12,187	$2,699,838	$(2,759,308)	$-	$(47,283)

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(837,536)	$(589,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,263	21,444
Loss on the sale other asset	-	9,250
Amortization of original issue discount	12,229	-
Amortization of debt discount	83,922	-
Amortization of debt offering costs	10,869	-
Stock issued for services - related party	143,527	97,500
Stock issued for services	119,216	88,051
Change in operating liability:
Decrease in deferred rent	(127)	376
Increase in accounts receivable	59,200	-
Increase in inventory	2,104	(4,589)
Increase in prepaid expense	(13,820)	(6,933)
Increase in accounts payable and accrued expenses	19,708	(6,875)
Accrued compensation - officers	4,327	4,327
Decrease in costs and estimated earnings in excess of billings	33,504	-
Decrease in accrued compensation	(961)	(262)
Net cash used in operating activities	(338,575)	(387,578)
Cash flows from investing activities:
Proceeds from sale of equipment	-	10,050
Purchase of equipment & software	(5,798)	(59,961)
Net cash used in investing activities	(5,798)	(49,911)
Cash flows from financing activities:
Repayments of note payable	(2,987)	36,100
Proceeds from convertible note payable, less offerings costs and OID costs paid	230,000	-
Collection of stock subscription receivable	-	10,000
Issuance of common stock for cash	50,000	268,000
Net cash provided by financing activities	277,013	314,100
Decrease in cash and cash equivalents	(67,360)	(123,389)
Cash and cash equivalents at beginning of period	100,906	411,669
Cash and cash equivalents at end of period	$33,546	$288,280
Supplementary disclosure of non-cash financing activity:
Sale of stock for subscriptions receivable	$-	$-

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$1,642	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$154,416	$-
Shares issued for debt issuance costs	$143,500	$-

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

Indoor Harvest Corp is a Design-Build contractor for the vertical farming and indoor farming industry. The Company's principal lines of business are engineering, procurement and construction services as well as manufactures a variety of indoor farming fixtures and equipment. The Company provides its products and services worldwide for controlled environment and building integrated agricultural operators.

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

Significant estimates include, but are not limited to the estimate of percentage of complete on construction contracts in progress at each reporting period which we rely on as a primary basis of revenue recognition, estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Accounts Receivable and Work in progress

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at June 30, 2016 and December 31, 2015. The company records revenue recognition based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset in the balance sheet as costs and estimated earnings in excess of billings. Unearning billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process.

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

The Company has the following common stock equivalents for the six months ended June 30, 2016 and 2015, respectively:

	June 30, 2016	June 30, 2015
Convertible Debt (Exercise price - $0.30/share)	908,333	-
Total	908,333	-

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

The following is the major category of liabilities measured at fair value on a recurring basis as of June 30, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Description	June 30, 2016	December 31, 2015
Debt discount related to beneficial conversion feature on convertible notes (Level 2)	$80,764	$-

Reclassifications

Certain expense items have been reclassified in the statement of operations for the three and six months ended June 30, 2015, to conform to the reporting format adopted for the three and six month ended June 30, 2016.

Recent Accounting Pronouncements

We do not believe any other recent pronouncements will have any impact on our presentation of financial position or results of operations.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

NOTE 2 - GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $837,536, net cash used in operations of $338,575 and has an accumulated deficit of $2,759,308, for the six months ended June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – CONCENTRATIONS

At June 30, 2016 and December 31, 2015, the Company had a concentration of accounts receivable of:

Customer	June 30, 2016	December 31, 2015
MF Microgreen Farm	-	100%

For the three months ended June 30, 2016 and June 30, 2015, the Company had a concentration of sales of:

Customer	June 30, 2016	June 30, 2015
University of Arizona CEAC	31%	0%
UB Poland	69%	0%
ER Michigan	55%	0%
PH Research Platform	17%	0%

For the six months ended June 30, 2016 and June 30, 2015, the Company had a concentration of sales of :

Customer	June 30, 2016	June 30, 2015
University of Arizona CEAC	22%	0%
GSS Colorado	8%	0%
ER Michigan	20%	0%
PH Research Platform	6%	0%
UB Poland	44%	0%

NOTE 4 – WORK IN PROCESS

Work in progress as of June 30, 2016 and December 31, 2015 consists of the following:

Description	June 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$4,665	$92,379
Estimated earnings	-	-
		-
Less billings to date	58,100	112,310
Total	$53,435	$19,931

Reflected in the balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$-	$-
Billings in excess of costs and estimated earnings on contracts in process	53,435	19,931
Total	$53,435	$19,931

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

The notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note). For the six months ended June 30, 2016, the Company received $272,500 proceeds less the $20,000 in debt issue costs and $22,501 in original issuance discount fee pursuant to the terms of this convertible note. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. For the six months ended June 30, 2016, the Company accrued $2,252 in accrued interest related to the notes.

Debt Discount and Original Issuance Costs

During the six months June 30, 2016 and 2015, the Company recorded debt discounts and original issuance costs totaling $176,916 and $0, respectively.

The debt discounts recorded in 2016 and 2015, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

The Company amortized $96,152 and $0 to interest expense in the six months ended June 30, 2016 and 2015 as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Debt discount - December 31, 2016	$-	-
Additional debt discount - Six months ended June 30, 2016	176,916	-
Amortization of debt discount - Six months ended June 30, 2016	(96,152)	-
Debt discount June 30, 2016	$80,764	-

Debt Issuance Costs

During the six months ended June 30, 2016, the Company paid debt issue costs totaling $20,000.

During the six months ended June 30, 2016 and 2015, the Company amortized $10,869 and $0 of debt issue costs, respectively.

The following is a summary of the Company's debt issue costs:

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2016
Debt Issue Costs	$-	-
Additional debt issue costs - Six months ended June 30, 2016	20,000	-
Amortization of debt issue costs - Six months ended June 30, 2016	(10,869)	-
Debt issue costs - net	$9,131	-

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 9, 2016, the Company entered into a Director Agreement with Pawel Hardej. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock over a two year period as directed in the Director Agreement. No shares were issued for the six months ended June 30, 2016.

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

On April 8, 2016, we issued 100,000 shares of Common Stock related to an Executive Employment Agreement with John Zimmerman. The Company recorded fair value of $54,500 ($0.545/share) based upon the most recent trading price per share of the Company's stock (See Note 7).

On March 1, 2015, the Company entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. As of June 30, 2016, the Company issued 83,280 shares of common stock having a fair value of $36,435 ($0.30 - $0.55/share) based upon the most recent trading price per share of the Company's common stock (See Note 7).

On May 9, 2016, Mr. William Jamieson resigned as a Director in the Company. Mr. Jamieson's resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. A majority of the Board of Directors decided to restructure the Board of Directors to better reflect the Company's current business direction and Mr. Jamieson voluntarily agreed to resign as part of that restructuring effort. Mr. Jamieson was issued 83,280 shares of common stock as part of an agreement with the Company and the Company recorded a fair value of $54,049($0.649/share) based upon the most recent trading price per share of the Company's comment stock (See Note 7) .

On August 14, 2015, the Company entered into an employment agreement with John Choo, the executive to serve as a Company President. The term of the agreement will continue until August 14, 2016, unless the employment is sooner terminated by the Board of Directors. As compensation for services, the employee will receive annual compensation of $60,000. In addition, the employee will receive 355,060 shares of common stock. In addition, the Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. As of June 30, 2016, the Company issued 355,060 shares in common stock having a fair value of $164,393 ($0.46/share) and 83,280 shares of common stock having a fair value of $36,435 ($0.30 - $0.55/share) based upon the most recent trading price per share of the Company's common stock (See Note 8).

In May 2015, the Company issued 50,000 shares of Common stock to Chad Sykes, our CEO having a fair value of $25,500 ($0.51/share) based upon the most recent trading price per share of the Company's common stock (See Note 8).

In November 17, 2015 the Company issued 125,000 shares of Common stock to the Company's legal counsel as part of legal fees having a fair value of $56,250 ($0.45/share) based upon the most recent trading price per share of the Company's common stock (See Note 8).

NOTE 7 - SHAREHOLDERS' EQUITY

For the year ended December 31, 2015, none of the preferred stock was issued and outstanding.

Common Stock

On January 17, 2016, the Company issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman, of common stock with a fair value of $9,369 ($0.45/share) based upon the most recent trading price per share of the Company's stock.

On January 19, 2016, we issued 300,000 shares of Common Stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The Company a fair value of $120,000 ($0.40/share) based upon the most recent trading price per share of the Company's stock. The Company is subject to a Registration Rights Agreement which requires the Company to file a S1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the Market Price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date.

On January 22, 2016, we issued 125,000 shares of Common Stock to Emerging Growth, LLC, to provide investor and public relations services. The Company recorded a fair value of $43,750 ($0.35/share) based upon the most recent trading price per share of the Company's stock.

On February 29, 2016, we issued 41,640 shares of Common Stock related to a Director Agreement with John Choo and William Jamieson. The Company recorded fair value of $14,574 ($0.35/share) based upon the most recent trading price per share of the Company's stock.

On March 14, 2016, we issued 11,330 shares to a consultant for services rendered, of common stock with a fair value of $4,986 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

On March 25, 2016, we issued 5,000 shares to a consultant for services rendered, of common stock with a fair value of $1,800 ($0.36/share) based upon the most recent trading price per share of the Company's stock.

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

On April 8, 2016, we issued 100,000 shares of Common Stock related to an Executive Employment Agreement with John Zimmerman. The Company recorded fair value of $54,500 ($0.545/share) based upon the most recent trading price per share of the Company's stock.

On April 18, 2016, the Company issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman, of common stock with a fair value of $9,369 ($0.45/share) based upon the most recent trading price per share of the Company's stock.

On May 9, 2016, the Company issued 83,280 shares of Common Stock related to a resignation of its Director Agreement William Jamieson. The Company recorded fair value of $54,049 ($0.649/share) based upon the most recent trading price per share of the Company's stock (See Note 6).

In June 29, 2016 the Company issued 125,000 shares of Common stock to the Company's legal counsel as part of legal fees having a fair value of $68,738 ($0.549/share) based upon the most recent trading price per share of the Company's common stock.

NOTE 8 - SUBSEQUENT EVENTS

On July 11, 2016, we issued 50,403 shares of Common Stock to a consultant for services rendered having a fair value of $22,177 ($0.44/share)

On July 19, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $9,577 ($0.46/share) based upon the most recent trading price per share of the Company's stock.

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

In addition to these products, the Company also generates revenue from engineering, procurement and construction management services. Engineering, procurement, and construction management ("EPCM") is a common form of contracting arrangement for very large infrastructure and facility projects. Under an EPCM arrangement, the client would engage the Company to coordinate all design, procurement and construction work to ensure that the whole project is completed as required.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's ("SEC's") reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our operational expenditures are primarily related to developing our line of productions, developing our in-house manufacturing and fabrication facilities and the costs related to being a fully reporting company with the Securities and Exchange Commission.

Potential Separation and Sale of Cannabis Operations

The Company is currently actively pursuing separating its cannabis and produce operations as part of its growth strategy. As of the date of this Report, the Company is finalizing the terms of a memorandum of agreement that would provide exclusive negotiating rights for the acquisition, or formation of a joint venture, with a pharmaceutical group to acquire our assets and operations related to cannabis. Although an agreement is expected shortly after the filing of this Report as terms are finalized, there is no guarantee that an agreement will be reached, or that the Company will be successful in its efforts to separate its cannabis and produce operations.

Current Projects

Our current projects involve both Equipment Sales and Design-Build/Engineering, Procurement and Construction Projects, with the status of each as of June 30, 2016 as set forth below.

Project-Client	Facility Type	Project Type	Project Status as of June 30, 2016	Equipment Price/Design Fee Total		ROM Estimate
ER Michigan	Produce	Equipment Order	55% Completed	$8,110		-
University of Arizona	Produce	Equipment Installation	0% Completed	$4,990		-
OD Farms	Cannabis	EPCM	0% Completed	$35,000	[1][2]	$2,009,308

_________________

[1]

A Rough Order of Magnitude Estimate (ROM estimate) is an estimation of a project's level of effort and cost to complete. A ROM estimate takes place very early in a project's life cycle, during the project selection and approval period and prior to project initiation in most cases, when a project's scope and requirements has not been fully defined. The main purpose of the ROM estimate is to provide decision-makers with the information necessary to make a decision on whether it makes sense to move forward with the project based on the estimated level of effort, in terms of completion time and cost. A ROM estimate is used to reduce the uncertainty of cost outcomes for both the client and the contractor. There is no assurance that the Company will receive as revenues any or all of the total amount of a ROM estimate.

[2]

On April 21, 2016, we completed initial design work and provided the client with a ROM estimate of $2,009,308 for HVAC, LED lighting, facility controls and equipment schedule. We are currently in discussions with the client regarding a phased purchase order program.

Equipment Sales

In October, 2015, we received an order for a $16,220 equipment package for a custom designed shallow raft platform for research project ER Michigan. As of June 30, 2016, this project was 55% complete.

In March, 2016, we received an order for discounted equipment to be used by the Department of Agricultural and Biosystems Engineering department at the University of Arizona. We agreed to provide equipment at cost for this project totaling $13,637 with an additional $4,990 received for delivery and installation.

On April 5, 2016, we received an order for a $27,600 equipment package for a custom designed flood and drain and nutrient film technology platform for UB Farms in Poland. As of June 30, 2016 this project was 100% complete.

Signed Design-Build, EPCM Agreements

On October 15, 2015, we entered into a design-build, EPCM, cost plus agreement for project AQ Maryland, to engineer the cultivation and mechanical systems for a 38,000 square foot, building integrated agricultural cannabis production facility in Maryland. On October 21, 2015, an earnest money deposit of $10,000 was paid to begin initial assessments. The project is currently on hold due to delays in the Maryland cannabis licensing process. The client was given an initial ROM estimate of $3.4 million to complete the project prior to signing the design-build, EPCM, cost plus agreement. On August 15, 2016, we were informed that the client AQ Maryland did not receive its cannabis cultivation license and the project was removed from our current projects on August 16, 2016.

On March 8, 2016, we entered into a design-build, EPCM contract with OD Farms for a 7,000 sq. ft. cannabis production facility in Alaska. The contract includes an EPCM agreement for HVAC, LED lighting and facility controls. On April 21, 2016, we completed initial design work and provided the client with a ROM estimate of $2,009,308 for HVAC, LED lighting, facility controls and equipment schedule. We are currently in discussions with the client regarding a phased purchase order program.

On July 6, 2016, we entered into a design-build, EPCM, cost plus contract with Tweed, Inc., to construct a high pressure aeroponic production system to include facility integration and controls. The Company received an initial purchase order for 10 high pressure aeroponic units for $35,000. Additional costs for mechanical, electrical, plumbing and controls will be invoiced prior to hardware shipment and onsite installation under a cost plus agreement.

On July 13, 2016, we entered into a design-build, EPCM, maximum guaranteed price agreement, for a 40,000 sq.ft vertical farm project in Johnstown Ontario with IGES Canada ltd., the project includes 676 Low Tide VFRack platforms, integrated LED lighting, facilities mechanical, electrical and plumbing, construction management and equipment start-up and commissioning. Total contract maximum guaranteed price is $11,374,500 with 5% of the total, $568,725 due by September 23, 2016.

On July 27, 2016, we entered into a design-build, EPCM, cost plus agreement, with TexAg Ventures, LLC, to provide full design and engineering, system prototyping and system testing of a custom vertical farming platform. An initial deposit of $35,000 is required to begin prototyping. Remaining project costs will be deemed construction coordination services and billed at cost plus.

Current EPCM Sales Pipeline

Our current sales pipeline consists of 6 facility build discussions with 3 in early to mid-stage discussions and 3 in late stage negotiations, including 2 projects that have been moved to current projects, 3 new potential projects and 6 abandoned projects from our sales pipeline as of March 31, 2016. The company is pursuing final agreements applicable for the stage of development the client is in. There is no guarantee of success regarding these agreements or that applicable project revenue will be fully recognized until the agreements and final budget negotiations are complete.

Below is a table showing the Company's current sales pipeline status as of June 30, 2016:

Project-Client	Facility Type	Scoped [1]	DB Phase 1 - Contract Sent [2]	DB Phase 2 - Contract Sent [3]	Design Fee/ROM Estimate [4]
IGES/Johnstown	Produce			(Signed July 27)	$11,374,500
IGES/Tyendenag	Produce			X	$2,441,000
Alamo CBD	CBD	X			$5,000,000
IGES/Easton	Produce	X			$4,500,000
ZP CO	Cannabis	X			$2,000,000
DR VF	Produce			X	$545,000
Metro VF	Produce			X	$401,200
TF	Cannabis			(Signed July 6)	$35,000

_________________

[1]

Scoped - Includes projects in which initial meetings have taken place, preliminary design work has been provided based on the clients provided scope of work along with a project ROM estimate. Scoped projects are early to mid-stage in the design-build process and have a high risk of being abandoned by either party.

[2]	DB Phase 1 - Contract Sent - Includes projects that have completed the initial client side discussions and a contract has been provided to the client to develop a detailed scope of work and engineered drawings to develop a project cost estimate. DB Phase 1 projects are early to mid-stage in the design-build process and have a high risk of being abandoned by either party.

[3]	DB Phase 2 - Contract Sent - Includes projects that have completed a DB Phase 1 contract, or where the client has provided a detailed scope of work and drawings where no initial design work is needed. DB Phase 2 contracts are also generally provided to B2B clients. DB Phase 2 projects are mid to late stage in the design-build process and have a medium to low risk of being abandoned by either party.

[4]	ROM Value - See description above. There is no assurance that the Company will receive as revenues any or all of the total amount of a ROM estimate.

Results of Operations

For the three months ended June 30, 2016 we generated revenue of $39,872 with cost of sales of $27,122 resulting in gross income of $12,750. We did not generate any revenue as of June 30, 2015. For the six months ended June 30, 2016 we generated revenue of $62,166 with cost of sales of $43,921 resulting in gross income of $18,245.

For the three months ended June 30, 2016 and June 30, 2015, we incurred $428,262 and $306,126, respectively, in operating expenses. For the six months ended June 30, 2016 and June 30, 2015, we incurred $744,596 and $579,802, respectively, in operating expenses. The increase in our operating expenses are due to increases in costs related to additional payroll costs, building lease and increased operational activities.

Our expenses related to research and development for the three months ended June 30, 2016 and June 30, 2015 were $5,641 and $3,285, respectively. Our increase for the three months ended June 30, 2016, were for research and development of new products. Our expenses related to research and development for the six months ended June 30, 2016 and June 30, 2015 were $8,672 and $12,528, respectively. The decrease in research and development expenses for the six-month period was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of June 30, 2016 we had total liabilities of $355,348, while at December 31, 2015, we had total liabilities of $110,147. The increase was the result of accrued payroll expenses from hiring new employees, accounts payable and accrued expenses, billings in excess of costs and estimated earnings and convertible notes payable.

Deferred rent payable at June 30, 2016 was $9,951. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of June 30, 2016, we had $63,091 in total current assets. We had current liabilities of $325,073 as of June 30, 2016. Accordingly, we had a working capital deficit of $261,982 as of June 30, 2016.

Operating activities used $338,575 in cash for the six months ended June 30, 2016, as compared with $387,578 used for the six months ended June 30, 2015.

Investing activities for the six months ended June 30, 2016 used $5,798 in cash, as compared with using $49,911 for the six months ended June 30, 2015.

Financing activities for the six months ended June 30, 2016 generated $277,013 in cash, as compared with $314,100 for the six months ended June 30, 2015. Proceeds from financing activities consisted primarily of proceeds from issuance of convertible debt in 2016 and common stock for cash in 2015.

Cash Requirements: Current Operational Activities

Our estimated minimum day-to-day operational costs as set forth above, are estimated to be approximately $430,800 to maintain current operational activities during the next 12 months. Our minimal annual operating expenses includes $352,000 in payroll expenses, our lease agreement for our 10,000 sq. ft. facility of $55,200 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months.

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

Sources of Funding

Existing Cash and Operational Cash Flow

As of August 8, 2016, we had $22,433 in cash, $1,700 in available credit facilities and $603,725 in accounts receivable.

We are actively engaged in a number of current projects which are generating cash flow. We have established a B2B infrastructure that has led to over a dozen potential project referrals along with direct inquiries for facility build outs arriving at an average pace of approximately 8 per week. In addition to the key projects already discussed, our current sales pipeline consists of 6 facility build discussions with 3 in early to mid-stage discussions and 3 in late stage negotiations. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

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

Kodiak Capital Group LLC Investment Agreement for $2,000,000

On January 30, 2016, the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement") with Kodiak Capital Group, LLC (the "Purchaser"). On May 12, 2016, the SEC declared our registration statement effective. On June 28, 2016, we requested that the SEC withdraw the registration statement. No shares were issued under the Purchase Agreement. Pursuant to Rule 477(c), the Company advised the Commission that it may, upon consideration of its financing and strategic options under discussion, undertake a subsequent private offering in reliance on Rule 155(c) promulgated under the Securities Act.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, exclusive of those costs in our Additional Planned Operational Activities for the next 12 months as set forth above, the Company currently has sufficient funds through a combination of the Sources of Funding above, to include accounts receivable financing and factoring, to continue our current operations for the next 12 months. There is no assurance we will obtain the anticipated funds from our Sources of Funding. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. If we don't obtain the anticipated funds from our Sources of Funding, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2016, the Company issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman, of common stock with a fair value of $9,369 ($0.45/share) based upon the most recent trading price per share of the Company's stock.

On January 19, 2016, we issued 300,000 shares of Common Stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The Company a fair value of $120,000 ($0.40/share) based upon the most recent trading price per share of the Company's stock. The Company is subject to a Registration Rights Agreement which requires the Company to file a S-1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the Market Price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date. The Registration Statement has now been withdrawn.

On January 22, 2016, we issued 125,000 shares of Common Stock to Emerging Growth, LLC, to provide investor and public relations services. The Company recorded a fair value of $43,750 ($0.35/share) based upon the most recent trading price per share of the Company's stock.

On February 29, 2016, we issued 41,640 shares of Common Stock related to a Director Agreement with John Choo and William Jamieson. The Company recorded fair value of $14,574 ($0.35/share) based upon the most recent trading price per share of the Company's stock.

On March 14, 2016, we issued 11,330 shares to a consultant for services rendered, of common stock with a fair value of $4,986 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

On March 25, 2016, we issued 5,000 shares to a consultant for services rendered, of common stock with a fair value of $1,800 ($0.36/share) based upon the most recent trading price per share of the Company's stock.

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

On April 14, 2016, we issued 100,000 shares of Common Stock related to an Executive Employment Agreement with John Zimmerman. The Company recorded fair value of $66,000 ($0.66/share) based upon the most recent trading price per share of the Company's stock.

On April 18, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $14,782 ($0.71/share) based upon the most recent trading price per share of the Company's stock.

On May 9, 2016, we issued 83,280 shares of Common Stock related to an agreement with a previous Director, William Jamieson. The Company recorded fair value of $54,132 ($0.65/share) based upon the most recent trading price per share of the Company's stock.

On June 29, 2016, we issued 125,000 shares of Common Stock to the Company's legal counsel as part of legal fees having a fair value of $37,813 ($0.55/share) based upon the recent trading price per share of the Company's common stock.

On July 11, 2016, we issued 50,403 shares of Common Stock to a consultant for services rendered having a fair value of $22,177 ($0.44/share)

On July 19, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $9,577 ($0.46/share) based upon the most recent trading price per share of the Company's stock.

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

_________________

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

Indoor Harvest Corp, a Texas corporation

TITLE	NAME	DATE	SIGNATURE

Principal Executive Officer	Chad Sykes	August 19, 2016	/s/ Chad Sykes

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chad Sykes	Chad Sykes	Principal Executive Officer, Principal Financial Officer and Principal Accounting	August 19, 2016

