Form 10-Q
period 2016-09-30
Indoor Harvest Corp
filed 2016-11-21
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

As of November 9, 2016 there were 15,113,983 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP
BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$34,347	$100,906
Accounts receivable, net of bad debt allowance of $0 at each period	-	59,200
Other receivable	7,323	-
Inventory	2,709	7,001
Prepaid expenses	-	1,697
Total current assets	44,379	168,804

Furniture and equipment, net	165,947	193,737
Security deposit	12,600	12,600
Intangible asset, net	8,033	9,318
Other assets	-	48,783
Total assets	$230,959	$433,242

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$65,560	$40,891
Convertible note payable, net of debt discount of $50,000 and $0, respectively	50,000	-
Note payable, net of discount of $33,345 and $0, respectively	192,155	-
Derivative liability	129,413	-
Accrued payroll	7,142	6,285
Deferred rent	9,082	9,778
Billing in excess of costs and estimated earnings	34,980	19,931
Total current liabilities	488,332	76,885

Long term liabilities:
Note payable	28,723	33,262
Total Liabilities	517,055	110,147

Stockholders' equity (deficit):
Series A Convertible Preferred stock: $0.01 par value, 5,000,000 shares authorized; 250,000 and 0 shares issued and outstanding, respectively, net of warrant associated discount of $33,328 at September 30, 2016 and December 31, 2015, respectively.	2,500	-
Common stock: $0.001 par value, 50,000,000 shares authorized; 13,715,215 and 11,204,571 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	13,715	11,204
Additional paid-in capital	3,237,518	2,233,663
Accumulated Deficit	(3,539,829)	(1,921,772)
Total Stockholders' equity (deficit)	(286,096)	323,095

Total liabilities and stockholders' equity	$230,959	$433,242

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenue	$21,210	$-	$83,376	$-
Cost of Sales	11,278	-	55,199	-
Gross Income	9,932		28,177

Operating Expenses
Depreciation expense	$12,958	$12,484	$38,221	$33,928
Research and development	6,376	5,459	15,047	17,987
Professional fees	11,355	16,559	87,277	124,531
General and administrative expenses	283,721	346,430	918,929	784,288
Total operating expenses	314,410	380,932	1,059,474	960,734
Loss from operations	(304,478)	(380,932)	(1,031,297)	(960,734)
Other Income (Expense)
Other Income	52,324	27	52,347	321
Interest expense	(3,674)	(682)	(7,862)	(990)
Derivative expense	(66,980)	-	(66,980)	-
Amortization of debt offering costs	(9,131)	-	(20,000)	-
Amortization of debt discount	(234,883)	-	(331,034)	-
Loss on debt settlement	(131,944)	-	(131,944)	-
Loss on sale of equipment	(36,626)	-	(36,626)	(10,050)
Change in fair value of embedded derivative liability	(44,661)	-	(44,661)	-
Total Other Income/ (Expense)	(475,575)	(655)	(586,760)	(10,719)

Net loss	$(780,053)	$(381,587)	$(1,618,057)	$(971,453)

Net loss per common share:
Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.14)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	12,338,016	10,024,410	11,980,169	9,946,256

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock Series A, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2015	-	$-	11,204,571	$11,204	$2,233,663	$(1,921,772)	$323,095

Issuance of preferred stock with warrants, net of warrant associated discount of $33,238	250,000	$2,500	-	$-	$122,500	$-	125,000

Issuance of common stock
For cash	-	-	100,000	100	49,900	-	50,000
For services, net of debt offering costs	-	-	1,107,303	1,107	376,800	-	377,907
Convertible debt converted into common stock	-	-	1,303,341	1,303	102,048	-	103,351
Beneficial conversion feature	-	-	-	-	154,416	-	154,416
Debt discount related to the warrants attached to note payable	-	-	-	-	12,612	-	12,612
Derivative liability associated with convertible debt	-	-	-	-	185,579	-	185,579
Net loss, for the nine months ended September 30, 2016	-	-	-	-	-	(1,618,057)	(1,618,057)

Balances, September 30, 2016	250,000	$(30,738)	13,715,215	$13,715	$3,237,518	$(3,539,829)	$(286,096)

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,618,057)	$(971,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	38,220	33,928
Loss on the sale other assets	36,626	9,250
Loss on debt modification	131,944	-
Amortization of original issue discount	22,500	-
Amortization of debt discount	308,534	-
Amortization of debt offering costs	20,000	-
Derivative expense	66,980	-
Stock issued for services - related party	183,693	273,344
Change in fair value of derivative liability	44,661	-
Stock issued for services	194,215	115,471
Change in operating liability:
(Increase)/Decrease in deferred rent	(696)	564
Decrease in accounts receivable	59,200	-
Increase in other receivable	(7,323)	-
(Increase)/Decrease in inventory	4,292	(4,589)
(Increase)/Decrease in prepaid expense	1,697	(9,315)
Increase in accounts payable and accrued expenses	24,669	11,750
Accrued compensation - officers	4,327	-
Increase in costs and estimated earnings in excess of billings	15,049	-
Decrease in accrued compensation	(3,470)	(263)
Net cash used in operating activities	(472,939)	(541,313)

Cash flows from investing activities:
Proceeds from sale of equipment	10,000	10,050
Purchase of equipment & software	(6,988)	(71,007)
Net cash used in investing activities	3,012	(60,957)

Cash flows from financing activities:
Proceeds from note payable	-	34,699
Repayments of note payable	(4,539)	-
Proceeds from convertible note payable, less offerings costs and OID costs paid	230,000	-
Repayment of convertible note	(201,093)	-
Proceeds from demand note payable, less OID costs paid	204,000	-
Collection of stock subscription receivable	-	10,000
Issuance of preferred stock for cash	125,000	-
Issuance of common stock for cash	50,000	268,000
Net cash provided by financing activities	403,368	312,699

Increase cash and cash equivalents	(66,559)	(289,571)
Cash and cash equivalents at beginning of period	100,906	411,669
Cash and cash equivalents at end of period	$34,347	$122,098

Supplementary disclosure of non-cash financing activity:
Sale of stock for subscriptions receivable	$-	$-

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$2,405	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$154,416	$-
Shares issued for debt issuance costs	$143,500	$-
Shares issued on conversion of convertible debt	$103,351	$-
Reclass of promissory note to convertible note	$203,351	$-

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

Indoor Harvest Corp is a Design-Build contractor for the vertical farming and indoor farming industry. The Company's principal lines of business are engineering, procurement and construction services as well as manufacturing a variety of indoor farming fixtures and equipment. The Company provides its products and services worldwide for controlled environment and building integrated agricultural operators.

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

Accounts Receivable and Work in progress

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at September 30, 2016 and December 31, 2015. The Company records revenue recognition based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset in the balance sheet as costs and estimated earnings in excess of billings. Unearning billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process.

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

The Company has the following common stock equivalents for the nine months ended September 30, 2016 and 2015, respectively:

	September 30, 2016	September 30, 2015
Convertible Debt (Exercise price - $0.07/share)	1,307,190	-
Series A Convertible Preferred Shares (Exercise price - $0.08/share)	3,267,974	-
Total	4,575,163	-

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

The following is the major category of liabilities measured at fair value on a recurring basis as of September 30, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Description	September 30, 2016	December 31, 2015

Derivative liabilities (Level 2)	$129,413	-

Reclassifications

Certain expense items have been reclassified in the statement of operations for the three and nine months ended September 30, 2015, to conform to the reporting format adopted for the three and nine month ended September 30, 2016.

Recent Accounting Pronouncements

We do not believe any other recent pronouncements will have any impact on our presentation of financial position or results of operations.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2016, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 5 and Note 6).

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $1,618,057, net cash used in operations of $472,939 and has an accumulated deficit of $3,539,829, for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - CONCENTRATIONS

At September 30, 2016 and December 31, 2015, the Company had a concentration of accounts receivable of:

Customer	September 30, 2016	December 31, 2015

	-	-%

For the three months ended September 30, 2016 and September 30, 2015, the Company had a concentration of sales of:

Customer	September 30, 2016	December 31, 2015

University of Arizona CEAC	24%	0%
ER Michigan	76%	0%

For the nine months ended September 30, 2016 and September 30, 2015, the Company had a concentration of sales of:

Customer	September 30, 2016	September 30, 2015

University of Arizona CEAC	22%	0%
GSS Colorado	6%	0%
ER Michigan	34%	0%
PH Research Platform	5%	0%
UB Poland	33%	0%

NOTE 4 - WORK IN PROCESS

Work in progress as of September 30, 2016 and December 31, 2015 consists of the following:

Description	September 30, 2016	December 31, 2015

Costs incurred on uncompleted contracts	$-	$92,379
Estimated earnings	-	-
		-
Less billings to date	34,980	112,310
Total	$34,980	$19,931

Reflected in the balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$-	$-
Billings in excess of costs and estimated earnings on contracts in process	34,980	19,931
Total	$34,980	$19,931

NOTE 5 - DEBT AND CONVERTIBLE LOAN PAYABLE

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

The notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note). For the nine months ended September 30, 2016, the Company received $272,500 proceeds less the $20,000 in debt issue costs and $22,501 in original issuance discount fee pursuant to the terms of this convertible note. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value after debt discounts. As a result, the Company will record a BCF and related debt discount.

On September 22, 2016 the Company identified the embedded derivatives related to the FirstFire Global Opportunities note. Due to the default provisions, the principal was increased by 125% and interest to 15% per annum. During the nine months ended September 30, 2016, the Company converted debt and accrued interest, totaling $103,351 into 1,303,341 shares of common stock. The remaining outstanding principal balance as of September 30, 2016 is $100,000.

On September 22, 2016 the Company entered into a default provision with Rockwell Capital Partners, Inc. Due to the default provisions, the principal was increased by 125% and interest to 15% per annum. During the nine months ended September 30, 2016, the Company repaid debt and accrued interest, totaling $203,441. As of September 30, 2016, the loan is fully repaid.

On September 26, 2016 the Company entered into a promissory note with Chuck Rifici Holdings, Inc., relating to the issuance of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Note, the Company also issued one year warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share, the warrants were fair valued at $12,612 based upon the fair value of the proceeds received and allocated as debt discount to the total proceeds. During the nine months ended the Company amortized $767 of debt discount related to the warrants (See Note 8). The note bears an interest on the unpaid principal amount at the rate of 8% per annum. The note mature on March 23, 2017 and may be prepaid in whole or in part at any time prior to the due date. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the sum of 115% multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus Default Interest, if any. In the event of the default the note is convertible into shares of Common Stock. The conversion price equals to 65% multiplied by the lowest sales price of the common stock during the ten consecutive trading days period immediately preceding the trading day that the Company receives a notice of conversion.

For the nine months ended September 30, 2016, the Company accrued $2,816 in accrued interest related to outstanding the notes.

Debt Discount and Original Issuance Costs

During the nine months September 30, 2016 and 2015, the Company recorded debt discounts and original issuance costs totaling $380,267 and $0, respectively.

The debt discounts recorded in 2016 and 2015, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

The Company amortized $331,034 and $0 to interest expense in the nine months ended September 30, 2016 and 2015 as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015

Debt discount - December 31, 2015	$-	-
Additional debt discount - Nine months ended September 30, 2016	380,267	-
Amortization of debt discount - Nine months ended September 30, 2016	(330,267)	-
Debt discount September 30, 2016	$50,000	-

Debt Issuance Costs

During the nine months ended September 30, 2016, the Company paid debt issue costs totaling $20,000.

During the nine months ended September 30, 2016 and 2015, the Company amortized $20,000 and $0 of debt issue costs, respectively.

The following is a summary of the Company's debt issue costs:

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2016

Debt Issue Costs	$-	-
Additional debt issue costs - Nine months ended September 30, 2016	20,000	-
Amortization of debt issue costs - Nine months ended September 30, 2016	(20,000)	-
Debt issue costs - net	$-	-

NOTE 6 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities by September 30, 2016:

Derivative liabilities - December 31, 2015	$0
Add fair value at the commitment date for convertible notes issued during the current year	270,331
Less derivatives due to conversion	(185,579)
Fair value mark to market adjustment for derivatives	44,661
Derivative liabilities - September 30, 2016	129,413

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the year ended September 30, 2016 of $66,980.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter:

Assumption	Commitment Date	Remeasurement Date
Expected dividends:	0%	0%
Expected volatility:	210%	219%-20%
Expected term (years):	0.08	0.063-0.073 years
Risk free interest rate:	0.09%	0.12%-0.20%

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 9, 2016, the Company entered into a Director Agreement with Pawel Hardej. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock over a two year period as directed in the Director Agreement. As of September 30, 2016, the Company issued 20,820 shares of common stock having a fair value of $13,512 ($0.65/share) based upon the most recent trading price per share of the Company's common stock (See Note 8).

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

On March 1, 2015, the Company entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. As of September 30, 2016, the Company issued 83,280 shares of common stock having a fair value of $36,435 ($0.30 - $0.5/share) based upon the most recent trading price per share of the Company's common stock (See Note 7).

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

On August 14, 2015, the Company entered into an employment agreement with John Choo, the executive to serve as a Company President. The term of the agreement will continue until August 14, 2016, unless the employment is sooner terminated by the Board of Directors. The Company is currently in process extending the agreement. As compensation for services, the employee will receive annual compensation of $60,000. In addition, the employee will receive 355,060 shares of common stock. In addition, the Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. As of September 30, 2016, the Company issued 355,060 shares in common stock having a fair value of $164,393 ($0.46/share) and 104,100 shares of common stock having a fair value of $48,723 ($0.30 - $0.59/share) based upon the most recent trading price per share of the Company's common stock (See Note 8).

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

NOTE 8 - SHAREHOLDERS' EQUITY

Convertible Series A Preferred Stock

On August 3, 2015, the Company's Board of Directors signed a written action that included the following:

•	The Board of Directors have approved the creation of 5,000,000 shares of Series A Convertible Preferred Stock and to take the required steps to amend the Corporations articles of incorporation and any other such SEC filings, or Company records as needed

•	The Board of Directors have approved a Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock.

•	The stated value of each issued share of Series A Convertible Preferred Stock is $0.50.

During the third quarter, the company initiated a subscription agreement to offer to accredited investors for up to 1,000,000 units of security. Each unit consists one share of Series A convertible Preferred Stock and one Series A warrant. The price per unit is $0.5 for maximum aggregate 1,000,000 units and maximum aggregate proceeds of $500,000. The state value of each preferred stock is $0.50 and there is no dividends on the preferred stock. Each warrant excise price is $0.50 per share and shall be exercisable for a period of one year.

From August 15 to August 29, 2016, the company subscribed 250,000 units to three investors for total proceeds of $125,000. Based on fair value of issued 250,000 warrants, $33,238 proceeds allocated as discount to the total $125,000 preferred stock.

The fair value of warrant calculation based upon the following management assumption during the current quarter.

Assumption	Issue Date

Expected dividends:	0%
Expected volatility:	153%-156%
Expected term (years):	1.00
Risk free interest rate:	0.56%-0.62%

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

On June 29, 2016 the Company issued 125,000 shares of Common stock to the Company's legal counsel as part of legal fees having a fair value of $68,738 ($0.549/share) based upon the most recent trading price per share of the Company's common stock.

On July 11, 2016, we issued 50,403 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.496044/share) based upon the three day average price prior to the issuance date of the Company's stock.

On July 19, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $14,366 ($0.6946/share) based upon the most recent trading price per share of the Company's stock.

On August 9, 2016 we issued 20,820 shares of Common Stock related to a Director Agreement with Paul Hardej. The Company recorded fair value of $13,512 ($0.64950/share) based upon the most recent trading price per share of the Company's stock.

On August 11, 2016, we issued 48,704 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.513355/share) based upon the three day average price prior to the issuance date of the Company's stock.

On August 31, 2016 we issued 20,820 shares of Common Stock related to a Director Agreement with John Choo. The Company recorded fair value of $12,287 ($0.590246/share) based upon the most recent trading price per share of the Company's stock.

September 11, 2016, we issued 62,846 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.3978/share) based upon the three day average price prior to the issuance date of the Company's stock.

During the nine months ended September 30, 2016, the Company converted debt and accrued interest, totaling $103,351 into 1,303,341 shares of common stock

Common Stock Warrants

On September 26, 2016 the Company entered into a promissory note with Chuck Rifici Holdings, Inc., relating to the issuance of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Note, the company issued) one year warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share (See Note 5).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2015	--	-
Granted	500,000
Exercised	-
Cancelled/Forfeited	-
Balance, September 30, 2016	500,000	$0.40	0.94

For the nine months ended September 30, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.30-$0.50	500,000	0.94	-

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company converted debt and accrued interest, totaling $100,000 into 1,278,220 shares of common stock.

October 11, 2016, the Company issued 89,928 shares of Common Stock to a consultant for services rendered having a fair value of $19,784 ($0.22/share) based upon the most recent trading price per share of the Company's stock.

October 17, 2016, the Company issued 9,800 shares of Common Stock to a consultant for services rendered having a fair value of $2,940 ($0.30/share) based upon the most recent trading price per share of the Company's stock.

On October 19, 2016 the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, relating to the issuance and sale of a note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price, plus a 10% original issue discount.

On October 20, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $11,035 ($0.53/share) based upon the most recent trading price per share of the Company's stock.

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

Potential Separation and Sale of Cannabis Operations

On August 22, 2016 we entered into a memorandum of agreement ("MOA") with Head North LLC ("Head North") to provide Head North with an exclusive period to negotiate an acquisition, merger, or joint venture, of our cannabis related operations in exchange for certain funding obligations. On September 2, 2016, the Company received an executed subscription agreement for $375,000 of our Series A Preferred shares related to the terms outlined in our MOA. On September 23, 2016, we issued 30 day notice to Head North that we were terminating the agreement under Section VIII due to default under the terms of the MOA and a failure to fund its subscription.

The Company is currently actively pursuing separating its cannabis and produce operations as part of its growth strategy. As of the date of this Report, the Company is negotiating with multiple new groups for the potential merger, acquisition, or formation of a joint venture, to acquire our assets and operations related to cannabis. There is no guarantee that an agreement will be reached with any group we are currently negotiating with, or that the Company will be successful in its efforts to separate its cannabis and produce operations.

Current Projects

Our current projects involve both Equipment Sales and Design-Build/Engineering, Procurement and Construction Projects, with the status of each as of September 30, 2016 as set forth below.

Project-Client	Facility Type	Project Type	Project Status as of September 30, 2016	Equipment Price/Design Fee Total	ROM Estimate[1]

IGES Johnstown	Produce	EPCM	0% Completed	$-	$11,374,500
Tweed	Cannabis	Equipment Installation	0% Completed	$96,925	$-

___________

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

Signed Design-Build, EPCM Agreements

On March 8, 2016, we entered into a design-build, EPCM contract with OD Farms for a 7,000 sq. ft. cannabis production facility in Alaska. The contract includes an EPCM agreement for HVAC, LED lighting and facility controls. On April 21, 2016, we completed initial design work and provided the client with a ROM estimate of $2,009,308 for HVAC, LED lighting, facility controls and equipment schedule. As of September 30, 2016, the Company had closed this project and recorded $35,000 in other revenue for design services and removed the project from current projects pending further instructions from the client.

On July 6, 2016, we entered into Phase Two of our Cannabis Production Pilot Agreement with Canopy Growth Corporation and signed a design-build, EPCM, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a High Pressure Aeroponic (“HPA”) production system to include facility integration and controls for the purpose of an economic pilot. The production system will include 13 HPA units and a Nutrient Dispensing System (pump skid). Additional costs for mechanical, electrical, plumbing and controls will be invoiced prior to hardware shipment and onsite installation under a cost plus agreement.

On July 13, 2016, we entered into a design-build, EPCM, maximum guaranteed price agreement, for a 40,000 sq.ft vertical farm project in Johnstown Ontario with IGES Canada ltd., the project includes 676 Low Tide VFRack platforms, integrated LED lighting, facilities mechanical, electrical and plumbing, construction management and equipment start-up and commissioning. Total contract maximum guaranteed price is $11,374,500 with 5% of the total, $568,725 due upon the start of design work. Originally contracted to begin on September 23, 2016, the project start date has been delayed by the client for administrative and seasonal reasons.

On July 27, 2016, we entered into a design-build, EPCM, cost plus agreement, with TexAg Ventures, LLC, to provide full design and engineering, system prototyping and system testing of a custom vertical farming platform. An initial deposit of $35,000 is required to begin prototyping. Design and engineering services were to be provided free and remaining project costs will be deemed construction coordination services and billed at cost plus. As of September 30, 2016, approximately 90% of the design work has been completed.

Current EPCM Sales Pipeline

Our current sales pipeline consists of 9 facility build discussions with 6 in early to mid-stage discussions and 3 in late stage negotiations and 3 new potential projects as of June 30, 2016. The company is pursuing final agreements applicable for the stage of development the client is in. There is no guarantee of success regarding these agreements or that applicable project revenue will be fully recognized until the agreements and final budget negotiations are complete.

Below is a table showing the Company's current sales pipeline status as of September 30, 2016:

Project-Client	Facility Type	Scoped [1]	DB Phase 1 - Contract Sent [2]	DB Phase 2 - Contract Sent [3]	Design Fee/ROM Estimate [4]

IGES/Welland	Produce		☒		$3,970,000
IGES/Tyendenag	Produce			☒	$2,441,000
IGES/Kingston	Produce	☒			$3,970,000
IGES/Galipeau/Smith Falls	Produce	☒			$5,960,841
IGES/Easton	Produce	☒			$4,500,000
Alamo CBD	CBD/Pharma	☒			$5,000,000
ZP CO	Cannabis	☒			$2,000,000
DR VF	Produce			☒	$545,000
Metro VF	Produce			☒	$401,200
Total					$28,518,041

__________

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

Results of Operations

For the three months ended September 30, 2016 we generated revenue of $21,210 with cost of sales of $11,278 resulting in gross income of $9,932. We did not generate any revenue as of September 30, 2015. For the nine months ended September 30, 2016 we generated revenue of $83,376 with cost of sales of $55,199 resulting in gross profit of $28,177.

For the three months ended September 30, 2016 and September 30, 2015, we incurred $314,410 and $380,932, respectively, in operating expenses. For the nine months ended September 30, 2016 and September 30, 2015, we incurred $1,059,474 and $960,734, respectively, in operating expenses. The increase in our operating expenses are due to increases in costs related to additional payroll costs, building lease and increased operational activities.

Our expenses related to research and development for the three months ended September 30, 2016 and September 30, 2015 were $6,376 and $5,459, respectively. Our increase for the three months ended September 30, 2016, were for research and development of new products. Our expenses related to research and development for the nine months ended September 30, 2016 and September 30, 2015 were $15,047 and $17,987, respectively. The decrease in research and development expenses for the nine-month period was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of September 30, 2016 we had total liabilities of $517,055, while at December 31, 2015, we had total liabilities of $110,147. The increase was the result of accrued payroll expenses from hiring new employees, accounts payable and accrued expenses, billings in excess of costs and estimated earnings and convertible notes payable.

Deferred rent payable at September 30, 2016 was $9,082. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of September 30, 2016, we had $44,379 in total current assets. We had current liabilities of $488,332 as of September 30, 2016. Accordingly, we had a working capital deficit of $443,953 as of September 30, 2016.

Operating activities used $472,939 in cash for the nine months ended September 30, 2016, as compared with $541,313 used for the nine months ended September 30, 2015.

Investing activities for the nine months ended September 30, 2016 used $3,012 in cash, as compared with using $60,957 for the nine months ended September 30, 2015.

Financing activities for the nine months ended September 30, 2016 generated $403,368 in cash, as compared with $312,699 for the nine months ended September 30, 2015. Proceeds from financing activities consisted primarily of proceeds from issuance of convertible debt in 2016 and common stock for cash in 2015.

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

Planned Restructuring

During the next 12 months, we anticipate restructuring our Company by separating our cannabis and produce related operations. The Company currently has no additional planned operational activities beyond supporting its current operational activities until restructuring is complete.

Sources of Funding

Existing Cash and Operational Cash Flow

As of November 15, 2016, we had $71,838 in cash and $2,500 in available credit facilities.

We are actively engaged in a number of current projects which are generating cash flow. In addition to the key projects already discussed, our current sales pipeline consists of 9 facility build discussions with 6 in early to mid-stage discussions and 3 in late stage negotiations. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

Chuck Rifici Holdings Note for $204,000

On September 26, 2016, we entered into a Promissory Note and Warrant Purchase Agreement with Chuck Rifici Holdings, Inc, a Canadian Corporation. The note consisted of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. The Warrant Purchase Agreement consisted of an aggregate total of 250,000 common stock warrants to purchase common stock for $0.30 for a period of 12 months, to the Buyer, in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

On the Closing Date, the Company issued Notes of aggregate $225,500 in face value, which will, by their principal terms,

•

Carry an interest (the “Interest”) on the unpaid principal amount at the rate of 8% per annum. Interest all commence accruing on the date that the Note is fully funded and shall be computed on the basis of a 365-day year and the actual number of days elapsed;

•

Mature on March 23, 2017 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Borrower exercises its right to prepay or repay the Note, the Borrower shall make payment to the Holder of an amount in cash equal to the sum of 115% multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus Default Interest, if any; and

•

Upon an Event of Default, the per share conversion price into which any Principal Amount and interest under this Note shall be convertible into shares of Common Stock, at the option of the holder, hereunder shall be equal to 65% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion.

FirstFire and Rockwell Bridge Financing for $250,000

On March 22, 2016, we entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, a Delaware limited liability Company and Rockwell Capital Partners Inc, a Delaware corporation, (the “Buyers”) relating to the issuance and sale of (i) notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock of the Company, par value per share $0.001, to the Buyers, in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act.

On September 23, 2016, the maturity date under the Notes, the then aggregate outstanding principal amount of $406,069 came due under the Notes and the Company was unable to make the required payments. As a result, the Company is in default under the Notes. The Company received notices from the Buyers providing formal notice that an Event of Default, as defined in the Notes, had occurred. Pursuant to the Notices, the Holders demand payment of the Note’s principal amount at the Mandatory Default Amount, which is defined as 145% of the outstanding principal amount of the Note, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of this Note. On September 27, 2016, the Company made a cash payment of $203,441 to Rockwell Capital Partners Inc to satisfy the principal and interest of the Rockwell note. No common stock conversions took place under the Rockwell note.

FirstFire Global Opportunities Fund, LLC issued a notice of conversion of the shares described in Item 3.02 below, and, to the extent that the Event of Default remains uncured, interest on the principal amount that remains outstanding equal to 15% per annum. On September 26, 2016, the Company received a notice of conversion of FirstFire of $33,000 of the amount due under its Note, calculated pursuant to this provision. As of the date of this Current Report, the Company believes the Mandatory Default Amount due to FirstFire to be $170,351. Further, amounts due under the FirstFire Note may be converted at the election of the Holder into shares of the Company’s common stock at 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, the Company currently has sufficient funds through a combination of the Sources of Funding above, to include accounts receivable financing and factoring, to continue our current operations for the next 12 months. There is no assurance we will obtain the anticipated funds from our Sources of Funding. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. If we don't obtain the anticipated funds from our Sources of Funding, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months.

We cannot guarantee we will be successful in our business operations. We cannot guarantee that we will have sufficient financial resources to fund Current Operational Activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must continue to execute our business plan as described above.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 29, 2016, we issued 125,000 shares of Common Stock to the Company's legal counsel as part of legal fees having a fair value of $68,738 ($0.55/share) based upon the recent trading price per share of the Company's common stock.

On July 11, 2016, we issued 50,403 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.496044/share) based upon the three day average price prior to the issuance date of the Company's stock.

On July 19, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $14,366 ($0.6946/share) based upon the most recent trading price per share of the Company's stock.

On August 9, 2016 we issued 20,820 shares of Common Stock related to a Director Agreement with Paul Hardej. The Company recorded fair value of $13,512 ($0.64950/share) based upon the most recent trading price per share of the Company's stock.

On August 11, 2016, we issued 48,704 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.513355/share) based upon the three day average price prior to the issuance date of the Company's stock.

On August 31, 2016 we issued 20,820 shares of Common Stock related to a Director Agreement with John Choo. The Company recorded fair value of $12,287 ($0.590246/share) based upon the most recent trading price per share of the Company's stock.

September 11, 2016, we issued 62,846 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.3978/share) based upon the three day average price prior to the issuance date of the Company's stock.

During the nine months ended September 30, 2016, the Company converted debt and accrued interest, totaling $103,351 into 1,303,341 shares of common stock

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that Section 4(2) of the Securities Act of 1933 was available because:

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

Indoor Harvest Corp, a Texas corporation

TITLE	NAME	DATE	SIGNATURE

Principal Executive Officer	Chad Sykes	November 21, 2016	/s/ Chad Sykes

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chad Sykes	Chad Sykes	Principal Executive Officer, Principal Financial Officer and Principal Accounting	November 21, 2016

