Form 10-K
period 2016-12-31
Indoor Harvest Corp
filed 2017-04-17
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The aggregate market value of the 13,444,612 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the OTCQB, as of the last business day of Indoor Harvest's most recently completed second fiscal quarter (June 30, 2016), was $6,856,752.

We have 19,073,352 shares of common stock outstanding as of March 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Indoor Harvest, Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Indoor Harvest”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

Business

We are currently in the process of implementing a significant change in our business focus and structure. We are seeking to use the relationships and technology we have developed to become a registered producer and seller under the federal Controlled Substance Act (“CSA”) of pharmaceutical grade cannabis for research and targeted treatment of specific medical symptoms. We plan to discontinue our efforts to sell our current products and services related to vertical farming to include our branding, equipment and services. Instead, we will focus on licensing the use of our current branding, products and services exclusively for all cultivars except for cannabis to The Harvest Group, a new separate company with most of the same management as now, which will be spun off from our current business and in which we will retain a minority interest.

Current Business and Operations

Indoor Harvest Corp, through its brand name Indoor Harvest®, is currently operating as a full service, state of the art design-build, engineering, procurement and construction firm for the indoor and vertical farming industry. The company provides production platforms, mechanical systems and complete custom designed build outs for both Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"), tailored to the specific needs of virtually any cultivar.

CEA is the process of manipulating any agricultural technology to allow the farmer an ability to manipulate a crop's environment to desired conditions. Technologies include greenhouse production, hydroponics, aquaculture, aquaponics and aeroponics. Controlled variables may include temperature, lighting, humidity, pH and nutrient analysis.

BIA is the process of locating CEA methods on, or in, mixed use buildings to provide synergy with the buildings infrastructure and the agriculture process. Earliest examples of BIA include the use of hydroponics, aeroponics and aquaponics, where waste heat is captured through the building's existing heating, ventilation and air conditioning system as well as the combined use of solar, rainwater collection and evaporative systems. Current operating examples include such buildings as Eli Zabar's rooftop greenhouse, The Sun Works Center for Environmental Studies, Gotham Greens, Sky Vegetables, Top Sprouts, Cityscape Farms, Dongtan, Masdar City, AeroFarms, Solar 2, Lufa Farms, BrightFarms, FarmedHere, Green Sense Farms, Green Spirit Farms and Big Box Farms. The term building-integrated agriculture was coined by Dr. Ted Caplow in a paper delivered at the 2007 Passive and Low Energy Cooling Conference in Crete, Greece.

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

Active Potential Acquisition Plans and Status; Changes in Business Operations

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD, LLC (“Alamo CBD”) to enter discussions to combine and create a medical cannabinoids pharmaceutical group. Pursuant to the terms, the Company was required as a precondition to moving forward with the proposed transaction, to raise, as necessary, up to $1,000,000 in capital by February 15, 2017, to pay off all existing debt, including convertible notes, owed by the Company and to complete a spin-off of the Company’s produce related operations. On February 15, 2017 the Company and Alamo CBD extended the deadline until March 15, 2017.

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of Common Stock to 17 U.S. accredited investors at $0.40 per share for cash totaling $824,000 and the Company and Alamo CBD agreed that sufficient capital had been raised to meet preconditions. The Company and Alamo CBD expect to execute a Definitive Agreement on April 21, 2017 which is summarized below.

Summary of the proposed transaction

On March 16, 2017, the Company amended the original letter of intent with Alamo CBD and both parties have proposed the following general terms for the Definitive Agreement.

•	Indoor Harvest Corp will acquire 100% of the membership interest of Alamo CBD, LLC, the result of which will be that Alamo will become a wholly owned subsidiary of Indoor Harvest. This would be a share to share exchange, under the original Alamo LOI provisions, in order to qualify as a tax-free reorganization. It is currently expected that the total number of shares to be issued to Alamo CBD, LLC will be 25,280,027 shares of common stock and that the total capital stock of Indoor Harvest Corp after Combination will be 41,953,378 shares of common stock.

•	A new Company, to be named “The Harvest Group”, will be formed by exiting Officers and Directors of Indoor Harvest Corp.

•	Indoor Harvest will execute a license agreement with The Harvest Group to permit the exclusivity to the High Pressure Aeroponics technology portfolio created by Indoor Harvest for use in the Cannabis or its derivatives industry. The Harvest Group will maintain use of the technology and intellectual property of Indoor Harvest for industries not involving the Cannabis plant, which use shall be exclusive to Alamo CBD and Indoor Harvest. The THG License Agreement will include mutual exit options which will permit termination of the THG License Agreement.

•	The Indoor Harvest Corp currently intends to hold a minority interest in The Harvest Group for a minimum period of one year and, subsequently, to distribute its shares of The Harvest Group to shareholders of Indoor Harvest Corp, as a dividend in a manner consistent with relevant SEC rules.

•	The Harvest Group will operate independently of the Indoor Harvest Corp and Alamo CBD who will have no obligation for future funding beyond the amount of the initial investment, the amount of which is subject to agreement of the parties.

Background of the proposed transaction

The purpose of the above-described proposed transaction is twofold, as follows:

•	It separates the Company’s cannabis and produce related operations, as we have indicated was a goal previously.

•	It will put in place all elements necessary for the resulting Joint Venture, of which the resulting public reporting company will have a significant on-going interest, to become a registered producer under the federal Controlled Substance Act (“CSA”) to produce cannabis.

Until August 12, 2016, only one entity, the University of Mississippi could legally manufacture cannabis to supply researchers involved in the various studies about using cannabis to treat maladies such as PTSD or Epilepsy. On August 12, 2016, the Department of Justice (DOJ) and the Drug Enforcement Agency (DEA) issued a policy statement on cannabis issues, as follows:

•	It is well known that the DOJ and DEA have said that cannabis would continue to be classified as a Schedule 1 drug, like heroin.

•	It is not so well known that the DOJ and DEA also reset the policy regarding entities that could legally manufacture cannabis to supply researchers involved in various clinical studies using cannabis to treat maladies such as PTSD or Epilepsy.

According to the policy statement, the purpose of this policy reset is to increase the number of U. S. entities registered under the CSA to grow (manufacture) cannabis to supply researchers on the effectiveness of medical grade cannabis in treating these and other maladies.

The CSA under subsection 823(a)(1) provides, DEA is obligated to register only the number of bulk manufacturers of a given schedule I or II controlled substance that is necessary to "produce an adequate and uninterrupted supply of these substances under adequately competitive conditions for legitimate medical, scientific, research, and industrial purposes.”

The policy statement (Federal Register Vol. 81) provided additional explanation on how the DEA will evaluate applications for such registration consistent with the CSA and the obligations of the United States under the applicable international drug control treaty. The Company has reviewed these guidelines and believes all applicable requirements which cannot be met by the Company alone will be met by the following:

•	Our current Cannabis Pilot Agreement and completed technology trials with Canopy Growth Corporation, a Canadian licensed producer under the Marihuana for Medical Purposes Regulations, has demonstrated that our aeroponic biomanufacturing technology can augment and improve the quality and production of cannabis for use in cannabis research.

•	We believe that the proposed combination with Alamo and the joint venture with Vyripharm Enterprises, LLC, in which the Company will have an equity interest due to its combination with Alamo, as described below, will meet all the additional guidelines and conditions set forth regarding the expected required experience in handling of a controlled substance and its related research with cannabis for pharmaceutical use that is one of the conditions of the policy statement.

Contractual Joint Venture with Alamo CBD, LLC and Vyripharm Enterprises, LLC

On March 23, 2017, the Company entered into a Contractual Joint Venture Agreement by and between Indoor Harvest Corp, Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, collectively the Parties, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”) for the following business purposes:

•	The parties will work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use, as the case may be:

	•	In Texas, pursuant to the Texas Compassionate Use Act, as may be amended;

	•	In Colorado, pursuant to recent Colorado legislation permitting foreign ownership of entities that grow and/or dispense marijuana products for medical and/or consumer use; and

	•	Pursuant to recent United States Drug Enforcement Administration regulations which expand the opportunities for entities providing research involving marijuana and its chemical constituents, as referenced in 21 U.S.C. 822(a)(1) and 21 U.S.C. 823(a), et. seq.

•	To establish Alamo CBD as a supplier of a variety of medical use cannabis oil to Vyripharm for Vyripharm’s use in conducting research and development to create novel pharmaceutical and radiopharmaceutical compounds designed to image and treat certain debilitating diseases including, but not limited to epilepsy, post-traumatic stress disorder, Alzheimer’s, ALS, and other neurodegenerative diseases; and to establish Indoor Harvest as the project developer and engineering, procurement and construction group, in which Indoor Harvest is responsible for costs and efforts related to Alamo CBD's efforts to become licensed under the Texas Compassionate Use Act and to meet its obligations under this Joint Venture agreement.

The initial term of the Joint Venture shall be five (5) years following the Effective Date, and the Agreement may be extended beyond the Initial Term by mutual consent of the Parties.

Costs of Operation of the Joint Venture

Pursuant to the Agreement, Indoor Harvest has agreed to contribute a total of $5,000,000 on the basis of $1,000,000 per year for each of the first five (5) years of the Initial Term. The first payment of $1,000,000 shall be paid to Vyripharm no later than four (4) days following the Effective Date, in which the Company has paid $250,000 under the agreement and will be required to pay an additional $250,000 by June 30, 2017 and $500,000 by December 31, 2017.

The remaining four (4) annual payments shall be paid by Indoor Harvest to Vyripharm on each of the following one (1) year anniversaries of the Effective Date. If Indoor Harvest should fail to timely pay the initial $1,000,000 as set forth above, this Agreement shall terminate and neither Party shall have further obligation to the other. If Indoor Harvest should fail to pay the second $1,000,000 payment within thirty (30) days following the second anniversary of the Effective Date, then this Agreement shall terminate and Alamo CBD shall forfeit four-fifths (4/5) of its revenue share as set forth in Paragraph 7 from any product that has been developed or is subsequently developed by Vyripharm which uses cannabis oil or processes supplied to Vyripharm by Indoor Harvest. If Indoor Harvest should fail to pay the third $1,000,000 payment within thirty (30) days following the third anniversary of the Effective Date, then this Agreement shall terminate and Indoor Harvest shall forfeit three-fifths (3/5) of its revenue share as set forth in Paragraph 7 from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by Indoor Harvest. If Indoor Harvest should fail to pay the fourth $1,000,000 payment within thirty (30) days following the fourth anniversary of the Effective Date, then this Agreement shall terminate and Indoor Harvest shall forfeit two-fifths (2/5) of its revenue share as set forth in Paragraph 7 of the Agreement from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by Indoor Harvest. If Indoor Harvest should fail to pay the fifth $1,000,000 payment within thirty (30) days following the fifth anniversary of the Effective Date, then the Agreement shall terminate and Indoor Harvest shall forfeit one-fifth (1/5) of its revenue share as set forth in Paragraph 7 from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by Indoor Harvest. Except for cost sharing for the filing of, prosecuting and maintaining any joint patent applications pursuant to Paragraph 6 of the Agreement, and unless the Parties mutually agree, Indoor Harvest shall have no further financial obligations under this Agreement during the Initial Term. The Parties shall otherwise bear their own costs in carrying out their respective responsibilities under this Agreement.

Due to the Fees and schedule that Vyripharm must attain with the institutions in the Texas Medical Center the only pay out structure that we can approve is the following: The first $1,000,000 shall be paid as follow: Option 1) Upfront all the $1,000,000 for the year if excess funds are raised (Over the $10,250,000), Option 2) 5% of funds up to $10,250,000, which are raised from presentations to investors in which Vyripharm participates; Option 3) if less than $10,250,000 is raised in 2017, then Indoor Harvest will/should make a $250,000 down payment to Vyripharm, and pay another $250,000 at the end of the 2nd quarter of 2017. If Indoor Harvest does not have the funds to pay another $250,000 in the 3rd quarter of 2017, then that payment can be pushed back to the 4th quarter with the final payment of $500,000 owed to Vyripharm in or at the end of the 4th quarter of 2017.

Intellectual Property

Pursuant to the Agreement, Vyripharm has agreed that any patent application that is originated by Vyripharm that specifically uses Alamo CBD’s cannabis oil, or Indoor Harvest's aeroponic process, as licensed to Alamo CBD, as part of the invention shall list Alamo CBD and Indoor Harvest as additional inventors. The parties have further agreed that the cost to prepare and file, prosecute and maintain any such patent application, shall be shared between Vyripharm and Alamo CBD 85%/15% unless the combination between Alamo CBD and Indoor Harvest is not consummated, at which time Vyripharm, Alamo CBD and Indoor Harvest will share costs 85%/7.5%/7.5% respectively. Should any party fail to pay its obligation for costs of any patent application when due and is not able to work out an arrangement with Vyripharm concerning such failure to pay the invoice, such party shall forfeit its ownership interest in such patent or pending patent application and forthwith execute an assignment of its interest in such patent or patent application to Vyripharm.

Responsibility for Management, Costs and Revenues of the Joint Venture

The Parties have agreed that Vyripharm shall hire an independent contractor, an account management firm, to manage The Joint Venture Project, and that the costs of such firm will share on an 85% to Vyripharm/15% to Alamo basis.

All revenue from the licensure or the sale of any product developed by Vyripharm which utilizes medical cannabis oil and processes supplied by Alamo CBD and Indoor Harvest under the Agreement shall be shared between Vyripharm and Alamo CBD 85%/15%, respectively, unless the proposed combination between Alamo CBD and Indoor Harvest is not consummated, in which case all such revenue shall be shared between the parties on and 85%/7.5%/7.5% basis. Any revenues received by Vyripharm under the Agreement shall be distributed to Alamo CBD and Indoor Harvest on a calendar quarter basis, with each distribution being made by Vyripharm to Alamo CBD and Indoor Harvest within fifteen (15) days following the last day of each calendar quarter.

Vyripharm shall appoint two (2) members to the “Management Committee” and Alamo shall appoint one (1) member to the Management Committee. For Vyripharm, Jerry Bryant shall be the Chairman of the Management Committee unless Mr. Bryant should elect to appoint the second Vyripharm member as the Chairman. The Management Committee shall meet in person two (2) times each year and telephonically two (2) times each year. Meetings shall take place quarterly and in-person meeting shall occur every other meeting. If Alamo CBD wishes to add items to the meeting agenda, then Alamo CBD shall submit such changes to Vyripharm within one (1) week of receiving Vyripharm’s proposed agenda. The purpose of each meeting shall be to summarize activities during the previous quarter regarding the Joint Venture and address projected work for the next quarter. The Parties shall endeavor, in good faith, to reach consensus regarding work planned for the following quarter in deference to achieving the goals of the Joint Venture. If agreement cannot be reached, then the decision of the Chairman shall be conclusive regarding the matter requiring decision.

Exclusivity

During the term of the Joint Venture, the Parties have agreed to work exclusively with one another with respect to any purpose related, directly or indirectly, to the purpose of the Joint Venture.

Our Current Products

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

As part of our proposed spin-off described above, the Company would license the use of the Company’s branding, products and services to The Harvest Group exclusively for all cultivars except for cannabis.

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

Initially designed to produce leafy greens, micro-greens, fruiting plants and herbs, our fixtures can be easily adapted for a variety of other uses, such as horticultural research, medicinal plant production, plant cloning and hardwood propagation. Our platform has been independently tested and has shown the following benefits over a more traditional hydroponic system:

•	Up to a 95% reduction in water usage
•	Up to a 70% reduction in fertilizers
•	Accelerated growth rate
•	Increased plant biomass
•	Increased phytochemical content
•	Elimination of growing mediums
•	Sterile production

The Indoor Harvest® Low Tide VFRack™ Platform

The Low Tide VFRack platform is an easy to install, commercial quality vertical farming system designed to produce microgreens, leafy greens and herbs. Each Low Tide VFRack™ System comes standard with 4 levels offering up to 128 sq. ft. of production, or can support up to 18 individual 10"X20" trays per layer. The system uses Botanicare 4ft X 8ft ID Low Tide Grow Trays and a 115 gallon or larger reservoir. Each unit comes complete with all pumps, plumbing, LED lighting and is ready to grow, just add plants and nutrients. The modular nature of the system allows for easy expansion.

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

As part of our proposed spin-off and combination with Alamo CBD described above, the Company would cease all DB/EPCM operations. The proposed spin-off Company, the Harvest Group, would be provided exclusive license for the use of the Company’s branding, products and services for use in DB/EPCM projects.

DB/EPCM agreements offer the following benefits:

•	Custom design and engineering
•	Clear and concise project cost estimates
•	Risk assessment
•	Pre-construction planning and drawings
•	Management of manufacturing and sub-contracting
•	General construction management
•	Turnkey operations

Our two-phase DB/EPCM process offers complete design, engineering, procurement and construction services. We discuss with clients their space and crop selections before we offer guidance on production platforms. Our DB/EPCM agreements are designed to begin a risk assessment, production design, including space design if no client side architect is involved. The first phase of a project, also known as the execution phase, which normally follows what is known as a FEED, or Front End Engineering Design phase. The FEED is a basic engineering design used as the basis for the second phase and is required to produce price estimates or a purchase order. The FEED can be divided into separate packages covering different portions of a project and generally requires an upfront deposit to begin. In some cases, the DB/EPCM contract requires us to execute and deliver the project within an agreed time and budget, commonly known as a Lump Sum Turn Key ("LSTK") Contract. In other cases where projects may have many unknown risks, are research and development heavy, or where first-of-its kind equipment is being specified. In these cases, Cost Plus (CP) agreements, which require reimbursement of expenses plus a percent for profit, may be used to spread risk to the client.

Once Phase One design work is complete, we deliver the client a manufacturing and construction estimate and plans. Phase Two includes construction and construction management services. Under a phase two DB/EPCM agreement, our engineers provide detailed engineering design of the project, procure all the equipment and materials necessary, and then construct to deliver a functioning facility or asset to the client. Our platform architects, engineers and project managers examine every aspect of a potential build-out (or upgrade from a legacy platform). We design for a client’s crop selection using various hydroponic production methods with a specialty in High Pressure Aeroponic systems. We rigorously test every individual system component (whether designed by us or by one of our technology partners) in our Texas-based R&D facility.

Financing for Products and Services

We can provide financing for our products and services to qualified clients under agreements with Noesis and OneWorld Business Finance, through its division US Energy Capital (“OneWorld”) to assist with financing for its customers and projects. Noesis is the chosen financing partner for over 200 industry-leading companies who collectively sell billions of dollars of equipment and services annually. Noesis provides specialized financing with online sales tools to help business grow. OneWorld is an Austin, Texas-based independent business finance company founded in 1995 that provides various forms of commercial finance to companies throughout the United States. Although focused on equipment finance and working capital, OneWorld also works with service companies, manufacturers, healthcare providers and municipalities to help its customers plan for and acquire funding for capital acquisitions, refinancing and operational expansion.

Current Operational Activities

The Company has several pending and active projects. As part of the proposed combination with Alamo CBD and the separation of the Company’s cannabis and produce related operations, it is currently expected that the spin-off group, The Harvest Group, will assume responsibility of the Pasadena Texas CLARA Project, Design Partnership with Freight Farms and the MOA with IGES Canada Ltd. and its associated projects. The Company would continue to be responsible for the Tweed Cannabis Pilot.

Pasadena Texas CLARA Project

On March 31, 2015, the Company signed a LOI with the City of Pasadena, Texas to fund the establishment and provisioning of an indoor agricultural facility (vertical farm) to be in Pasadena Texas. Under the LOI, the City was to provide Indoor Harvest, or a partner of their designation with City approval, with two facilities owned by the City for the sum of ten dollars ($10.00) per annum for a period not to exceed twenty (20) years as well as provide tax abatements on these properties for use in the construction of a Community Located Agricultural Research Area ("CLARA") project. On December 1, 2015, the City of Pasadena, Texas, unanimously voted in favor of a Chapter 380 Economic Development Agreement with Indoor Harvest for establishing CLARA, an open source, vertical farm and education campus on the City’s north side.

The agreement supporting the construction of an indoor vertical farming facility to be utilized in research, testing and prototyping of hydroponic and aeroponic plant nutrient growing systems, and as a showroom of the various equipment/technology used in these environments. Plans called for such growing areas as deemed appropriate to provide proof-of-concept for Indoor Harvest design and engineering, and education facilities, classrooms or other areas where training in vertical farm management could be accomplished. In collaboration with the Houston Food Bank, Harris County Public Health, PeopleFund, the Pasadena Health Center (FQHC) and others, the CLARA project strives to produce and distribute local sources of produce in the north Pasadena community in Harris County. Additionally, the CLARA project is intended to increase consumption of these healthy foods by implementing "food prescriptions" to people in need and develop a need-based Food Scholarship Program which will provide free food at a Houston Food Bank partner agency, called a “Scholarship Pantry.”

In the first quarter of 2016, the Company completed environmental testing of the properties to be provided by the City of Pasadena and the presence of high levels of both asbestos and lead contamination was detected. The cost of abatement and remediation required to bring the properties up to safe conditions was determined to be cost prohibitive. In the first quarter of 2017, a new 1.9 acre, open land site was provided by the City of Pasadena which passed environmental inspections in March 2017. With these new developments, the company is currently negotiating with commercial partners and lenders to deploy the project as originally agreed.

On October 11, 2016, the CLARA project was announced as a winner of General Electric’s (“GE”) HealthyCities Leadership Academy, a part of GE’s healthymagination commitment to mentor and support leaders in their communities as they develop and support new strategies to tackle population health challenges. The goal of the initiative is for community and business leaders to work together to help the cities, towns and communities where they live and work to address significant health challenges. The CLARA project was one of nine projects chosen after a thorough evaluation of all eligible entries based on their ability to demonstrate a clear potential to improve the health of all socioeconomic strata of the targeted community. Selections were determined by a panel of distinguished judges who have expertise in the fields of population health, public health, and healthcare. The CLARA project will receive an initial award of $25,000 in prize money to help develop population health improvements through partnerships with public and private entities, and will be eligible for a final prize award of $250,000 after a year of collaborative learning and support.

Design Partnership with Freight Farms

On December 17, 2015, we entered a design partnership with Freight Farms to jointly explore new cultivar platforms. Freight Farms, makers of the Leafy Green Machine shipping container farms, will leverage Indoor Harvest’s unique expertise as the leading design-build firm of indoor farms to explore innovative new applications for its Leafy Green Machine. The companies intended to work together to explore how Freight Farms’ containerized approach to indoor farming could be deployed in new ways to reach into untapped markets, including those internationally, as well as applications for non-profits and pharmaceutical research. As of December 31, 2016, no projects were developed under the agreement and it is not currently expected that either party will perform projects under this agreement due to changes in both parties’ business plans.

MOA with IGES Canada Ltd.

On January 27, 2016, the Company entered into a Memorandum of Agreement ("MOA") with IGES Canada Ltd. ("IGESCA"), a Canadian company that is a technology solution integrator in the vertical farming market. The MOA sets forth terms for a relationship between the Company and IGESCA to grow, market and sell vertical farming solutions globally.

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

Both Indoor Harvest and IGESCA agree that any intellectual property, which is jointly developed and filed through activities covered under this MOA, can be used by either party for sales/marketing purposes with the consent of the other party which can be set forth in initial guidance. All other intellectual property used in the implementation of the MOA will remain the property of the party that provided it. This property can be used by either party for purposes covered by the MOA but consent will be obtained from the owner of the property before using it for purposes not covered by the MOA. The MOA shall remain in effect for a period of three (3) years from that date signing unless earlier terminated. The project is currently active and one project in Johnstown Ontario has been signed and there currently are five additional projects pending.

Vertical Farm Project in Johnstown Ontario Canada

On July 13, 2016, we entered into a design-build, EPCM, maximum guaranteed price agreement, for a 40,000-sq. ft. vertical farm project in Johnstown Ontario Canada with IGES Canada ltd., the project included 676 Low Tide VFRack platforms, integrated LED lighting, facilities mechanical, electrical and plumbing, construction management and equipment start-up and commissioning. Total contract maximum guaranteed price is $11,374,500 with 5% of the total, $568,725 due upon the start of design work. Originally contracted to begin on September 23, 2016, the project start date has been delayed by the client for administrative reasons as they close additional funding to expand their farm deployment plans for 2017.

Tweed Cannabis Pilot

On September 28, 2015, the Company and Tweed (through its parent company, Canopy Growth Corporation (“Canopy Growth”), formerly Tweed Marijuana Inc.) extended its existing Cannabis Production Pilot Agreement (“Cannabis Pilot”) signed on December 18, 2014 for an additional two years. From February 19 through March 7, 2015, the Company completed installation of three mobile research labs at Canopy Growth's, subsidiary Tweed located in Smith Falls Canada as part of the Cannabis Pilot between the two Companies.

The Cannabis Pilot will test the production of Cannabis using an aeroponics system designed by Indoor Harvest. The Cannabis Pilot will make a record of the growth rate, phytocannabinoid production, water usage, fertilizer usage and labor using the aeroponics system(s) provided by Indoor Harvest. The recorded data from the Cannabis Pilot will be compared to Tweed's existing production methods. At the conclusion of the Cannabis Pilot, upon review of the data, Canopy Growth and Indoor Harvest shall jointly secure intellectual property rights for the resulting aeroponics system(s) (at each Party's discretion as to whether they wish to participate in intellectual property filings) and Indoor Harvest will be provided manufacturing rights.

The Cannabis Pilot is broken into two separate phases, as follows:

•	During Phase One, tests will be conducted using equipment initially provided by Indoor Harvest. The purpose of Phase One is to test the initial design and evaluate the root mass development of various strains of Cannabis chosen by Canopy Growth.

•	Upon completion of Phase One, Canopy Growth, based on the results of Phase One, will have the option to request Design Build services to be provided by Indoor Harvest. Indoor Harvest will provide these services free of charge. Indoor Harvest will provide projected costs associated with the manufacture and installation of the new aeroponics designs. Canopy Growth will then have the option to purchase equipment from Indoor Harvest based on these projected costs. There is no obligation to purchase equipment under the Agreement.

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

Upon completion of the Cannabis Pilot, Indoor Harvest and Canopy Growth will jointly apply for patents ("New IP") on the technology developed under the Cannabis Pilot. Canopy Growth will be provided exclusive rights to cultivate cannabis using the New IP in Canada and other jurisdictions outside the United States, at a royalty-free rate for the duration of the patent (including any extension of the patent). Indoor Harvest will have exclusive royalty-free rights to cultivate cannabis using the New IP in the United States for the duration of the patent (including any extension of the patent) and will be provided rights to use the New IP in all jurisdictions, royalty-free, for the cultivation of all other species of cultivars, to specifically exclude cultivation of cannabis using the New IP. Indoor Harvest will only have rights to cultivate cannabis in the United States using the New IP. All of these rights are intended to be for commercial production of cultivars.

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

On July 6, 2016, we entered into Phase Two of our Cannabis Pilot with Canopy Growth Corporation and signed a design-build, EPCM, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a High Pressure Aeroponic (“HPA”) production system to include facility integration and controls for the purpose of an economic pilot. The production system will include 13 HPA units and a Nutrient Dispensing System (pump skid). Additional costs for mechanical, electrical, plumbing and controls will be invoiced prior to hardware shipment and onsite installation under a cost-plus agreement. As of March 31, 2017, installation of the 13 HPA units had begun at Tweed’s facility with an expected completion in late April 2017. Once complete, Tweed will complete a series of final economic pilots under the terms of the Cannabis Production Pilot Agreement.

Research and Development

In January 2015, we began construction of a controlled environment testing facility. The facility will be used to test production yields for a variety of cultivars using both our aeroponic and vertical farm framing designs. This data will then be used to develop business plans and marketing materials for our product and services. As of the date of this report, we had completed the walls and partitions, area drainage and flooring. No additional work has been completed as of December 31, 2016. It is currently expected that no further work will be completed or approved until the combination with Alamo CBD is consummated.

Under our Cannabis Pilot with Canopy Growth, we conducted an initial test between March and August 2015. A sativa dominant strain, Ghost Train Haze, was selected and 8 plants were grown in a 4' X 8' X 2' system using a "Screen of Green" cultivation method, in which plants are cropped and trained to produce a higher yield from a single plant. The Company's patent pending aeroponic system showed a significant increase in growth rate during the vegetative stage, as compared to more traditional production methods such as drip irrigation using coco.

Fertilizer usage was reduced by as much as 68% over Canopy Growth's existing production with the aeroponic system averaging 8 gallons a day under high pressure sodium and 9 gallons a day under LED, operating drain to waste. As tuning of the system progressed, average water use was reduced to approximately 5 gallons per day drain to waste. The Company believes that through additional tuning, more water savings for drain to waste and under recirculated operation can be achieved, and water use could be reduced by as much as 98% overall. Under 2,000 watts of high-pressure sodium lighting, the aeroponic system produced 3.1 pounds of dried flowers and under 1,040 watts of LED lighting produced 2.8 pounds of dried flowers in its initial test. The Company believes that with additional tuning, yield can be increased. On December 10, 2015, we began a second pilot under our Cannabis Pilot with Canopy Growth and similar results were achieved.

On July 6, 2016, we entered into Phase Two of our Cannabis Pilot with Canopy Growth Corporation and signed a design-build, EPCM, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a High Pressure Aeroponic (“HPA”) production system to include facility integration and controls for the purpose of an economic pilot. The production system will include 13 HPA units and a Nutrient Dispensing System (pump skid). Additional costs for mechanical, electrical, plumbing and controls will be invoiced prior to hardware shipment and onsite installation under a cost-plus agreement. As of March 31, 2017, installation of the 13 HPA units had begun at Tweed’s facility with an expected completion in late April 2017. Once complete, Tweed will complete a series of final economic pilots under the terms of the Cannabis Production Pilot Agreement.

Potential Customers

We believe, based on our own formal and informal research that our current products and services appeal to three distinct markets. Those markets include business-to-business clients, commercial growers and horticulture researchers who are currently using aeroponics or other indoor growing technologies. We intend to market our products to these markets simultaneously. Pending the consummation of the proposed combination with Alamo CBD, the Company would maintain exclusive right to market and sell all products and services related to cannabis and the spin-off group, The Harvest Group, would maintain exclusive right to market and sell all products and services related to all cultivars except cannabis. The following is a description of these markets.

Business-to-Business Clients - We currently have business-to-business ("B2B") relationships with Illumitex, Inc., Freight Farms, Inc. and IGES Canada Ltd. B2B is a type of commerce transaction that exists between businesses, such as those involving a manufacturer and wholesaler, or a wholesaler and a retailer. B2B refers to business that is conducted between companies, rather than between a company and individual consumers. The Company expects to add additional B2B clients as well as expand its reseller and authorized dealer programs.

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

We believe that cannabis has the potential to be a large market for our equipment. Our proposed combination with Alamo CBD would cause us to become a producer of cannabis. Alamo CBD, which would become a wholly owned subsidiary, is seeking to produce cannabis under the Texas Compassionate Use Program and to apply with the Drug Enforcement Agency, to become a registered producer of cannabis under the Controlled Substances Act. We are currently developing and offering products which could be specifically used in the production of cannabis under our agreement with Canopy Growth in Canada, where medical cannabis is legal throughout the country. We will only directly enter markets where cannabis is legal and only then if we do not believe there is any material likelihood that we could be found in violation of federal law in the U. S. through the sale of our products. See "Government Regulation and Certification," below.

Marketing

The Company currently offers its products to B2B clients, through authorized dealer groups and resellers, as well as offering direct commercial sales and design-build, engineering, procurement and construction services from our website. Pending the consummation of the proposed combination with Alamo CBD, the Company would maintain exclusive right to market and sell all products and services related to cannabis and the spin-off group, The Harvest Group, would maintain exclusive right to market and sell all products and services related to all other cultivars except cannabis. As of the date of this filing, we have one oral agreement with a distributor and four written agreements with B2B clients. We are currently developing our marketing plan, which may include some or all of the following marketing methods:

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

Trade Shows and Special Events - The Company intends to participate in industry trade shows and events to create market awareness for its products and services.

We market our products to customers desiring to grow all varieties of agricultural products. We do not intend to exclude the growers of any agricultural products, including cannabis, from our marketing efforts. As of the date of this report, we are developing and offering fixtures specifically for cannabis production in Canada under our agreement with Canopy Growth. All our current fixtures can be adapted for use by cannabis growers. In the future, we may develop additional fixtures, or be contracted to design additional systems, specifically for cannabis production. Marketing our products in the U.S. in state and local jurisdictions where marijuana is legal is still uncertain due to the uncertain legal status of the growth, sale and use of cannabis due to conflicting laws under which what is illegal federally is to varying extents legal under certain state laws to the contrary [and even greater uncertainty as to what would constitute ancillary illegal activities such as aiding or abetting if any such direct actions are deemed illegal; and even if direct illegality laws were enforced, whether any ancillary related laws such as aiding and abetting would, if ever, be enforced]. We believe that if the cannabis industry were to become fully legal under both U.S. federal and state law, then this industry may well be where the most advances in technology related to our products could come from. We are also working on developing cannabis-specific products in Canada under our agreement with Canopy Growth. Thus, it is not unreasonable, but is not certain, to assume that the cannabis industry will become the biggest market for the type of equipment that we manufacture.

Our Competition and Our Market Position

The vertical farming industry is estimated to reach $3.88 Billion by 2020, at a CAGR of 30.7% between 2015 and 2020 based on a report by MarketsandMarkets, the world's No. 2 firm in terms of annually published premium market research reports. There are several Companies operating vertical farms that are offering licensing and franchises based on proprietary systems and production methods. These Companies include Aerofarms, Truleaf, FarmedHere, UrbanBarns, Green Sense Farms and Green Spirit Farms. These Companies offer a turn-key platform and operation. We believe that this approach limits a client’s options and burdens them with licensing and branding restrictions. We approach every client as an individual project and can offer a wide range of technologies and production methods. It is imperative that these competitors maintain control over production data to justify licensing. We believe the industry is moving towards open data and open source technologies that will reduce the advantage of individual licensing of production methods and platforms. We believe our design-build approach and utilization of open data of production and flexibility in system design provides us a competitive advantage.

There are two main manufacturers that currently manufacture high pressure aeroponic systems. They are Agrihouse™ and Aerofarms™. These companies are currently engaged in the manufacture and sales of commercial aeroponic vertical farming systems. These systems can only be used in a single mode with high pressure aeroponics and offer limited sizing options. Our system can operate in dual modes, both LPA and HPA, and our AGT fixture is available in optional sizes that our competitors currently do not offer. There are also companies such as general Hydroponics® and Botanicare® that manufacture aeroponic and hydroponic growing systems for the hobbyist. These systems are only available in low pressure aeroponics and require individual reservoirs. They also are offered in limited sizes and are not designed for vertical operation. These systems only provide a single mode of operation.

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

Our fixtures can be used individually, or incorporated into do-it-yourself designed systems that many smaller commercial operators chose to build. This allows us to not only compete for sales to commercial growers who are developing their own systems, but also with growers who are looking for a complete system. We believe this will allow us to increase our market share and allows us to benefit from both commercial and retail sales. When combined with our engineering, procurement and construction management services, we can offer custom, turn-key facilities.

Current Projects

Late in the third quarter of 2015, the Company began offering its products and services to clients in the indoor farming industry.

Equipment Sales

In October 2015, we received a $16,220 equipment package order for a custom designed shallow raft platform for a research project in Michigan. At September 30, 2016, this project was 100% completed.

In November 2015, we received an order for an $89,200 equipment and installation package for our Low Tide VFRack system for a small owner-operator indoor microgreen farm. Installation was completed in December 2015.

In February 2016, we received an equipment order for $3,765. At June 30, 2016, this project was 100% complete.

In March 2016, we received an order for discounted equipment to be used by the Department of Agricultural and Biosystems Engineering department at the University of Arizona. We agreed to provide equipment at cost for this project with a total of $18,627 invoiced. At September 30, 2016, this project was 100% completed.

On April 5, 2016, we received a $27,600 equipment package order for a custom designed flood and drain and nutrient film technology platform for UB Farms in Poland. As of June 30, 2016, this project was 100% complete.

Design-Build, EPCM Agreements

On March 8, 2016, we entered a design-build, EPCM contract with OD Farms for a 7,000 sq. ft. cannabis production facility in Alaska. The contract includes an EPCM agreement for HVAC, LED lighting and facility controls. On April 21, 2016, we completed initial design work and provided the client with a ROM estimate of $2,009,308 for HVAC, LED lighting, facility controls and equipment schedule. As of September 30, 2016, the Company had closed this project and recorded $35,000 in other revenue for design services and removed the project from current projects pending further instructions from the client.

On July 6, 2016, we entered into Phase Two of our Cannabis Production Pilot Agreement with Canopy Growth Corporation and signed a design-build, EPCM, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a High Pressure Aeroponic (“HPA”) production system to include facility integration and controls for the purpose of an economic pilot. The production system will include 13 HPA units and a Nutrient Dispensing System (pump skid). Additional costs for mechanical, electrical, plumbing and controls will be invoiced prior to hardware shipment and onsite installation under a cost-plus agreement. The Company has received $100,796 in purchase orders as of March 31, 2017. This project is expected to be completed in late April 2017.

On July 13, 2016, we entered into a design-build, EPCM, maximum guaranteed price agreement, for a 40,000 sq. ft. vertical farm project in Johnstown Ontario with IGES Canada ltd., the project includes 676 Low Tide VFRack platforms, integrated LED lighting, facilities mechanical, electrical and plumbing, construction management and equipment start-up and commissioning. Total contract maximum guaranteed price is $11,374,500 with 5% of the total, $568,725 due upon the start of design work. Originally contracted to begin on September 23, 2016, the project start date has been delayed by the client for administrative reasons as they close additional funding to expand their farm deployment plans for 2017.

On July 27, 2016, we entered into a design-build, EPCM, cost plus agreement, with TexAg Ventures, LLC, to provide full design and engineering, system prototyping and system testing of a custom vertical farming platform. An initial deposit of $35,000 is required to begin prototyping. Design and engineering services were to be provided free and remaining project costs will be deemed construction coordination services and billed at cost plus. As of September 30, 2016, 100% of the design work had been completed and we are awaiting further instructions from the client to begin prototyping. There is no assurance that we will begin prototyping or that the Company will receive revenue from this project.

Manufacturing

We will source our products and accessories from third party manufacturing companies that manufacture products in part using tooling we own, in accordance with our specifications, and subject to our patent pending intellectual property rights.

We currently own tooling to produce HDPE aeroponic trays in 48"X96"X12" and 48"X96"X24" sizes through a process known as rotational molding and thermoforming. We also own tooling to produce thermoformed molds in 24"X48" for ABS plastic. We currently outsource our rotational molding to Freeman Engineered Products and thermoforming to Robinson Industries. We are currently capable of manufacturing our VFRack framing systems in-house, though we may choose to sub contract to third parties depending on project location and number of fixtures purchased. We currently have no agreements with third parties to manufacture our products. We can produce up to 800 frames per month currently in -house.

All our products and fixtures are made using very common fabrication and manufacturing methods. We have access to numerous companies around the world that offer metal fabrication, powder coating and plastic thermoforming and rotational molding. We contract and source from companies based on geographic location and volume ability. We can transport our tooling from one manufacturer to another and in some cases, we contract to have new tooling built depending on the volume of a client's order. Because we use common manufacturing methods and because our products are designed with these common manufacturing methods in mind, we can meet any scale or project size. Any volume limits or lead times based on available manufacturing is discussed with the client during the design phase and pricing phase. The capacity limits are those of our suppliers and manufacturers, not of ours. So, if we have more orders than these suppliers and manufacturers can supply parts and/or complete third party manufacturing in any month, we will advise our client of a delay in the delivery time.

Pending the consummation of the proposed combination with Alamo CBD, the Company would maintain exclusive right to manufacture and sell all products and services related to cannabis and the spin-off group, The Harvest Group, would maintain exclusive right to manufacture and sell all products and services related to produce and all cultivars except cannabis.

Intellectual Property

We rely on a combination of patent law, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks.

On December 6, 2011, a U.S. federal trademark registration was filed for Indoor Harvest (Serial Number 85488194) and the United States Patent and Trademark Office ("USPTO") granted a first 6-month extension for use on January 5, 2013 and were granted a fifth extension for use on January 8, 2015. On August 18, 2015, we registered Indoor Harvest as a trademark for use.

On May 15, 2013, the Company filed a provisional application for patent on a "modular aeroponic system and related methods" (Serial Number 61/823,330) with the USPTO. The inventor was recorded as Chad Sykes, our CEO and sole Founder and Indoor Harvest Corp was named as the assignee. To obtain our patent, the Company will need to convert its provisional application for patent, into a non-provisional application for patent. On May 15, 2014, the Company converted its provisional patent into a non-provisional patent and recorded an expense of $1,730.

On September 22, 2015, we received our first office action from the USPTO. We responded to comments on our patent application and received a second office action on February 1, 2017 and are preparing our response. We do not currently have a patent, the USPTO will conduct a further review of our patent application and provide us with comments. We must satisfy all comments before the USPTO will grant us a patent. There is no guarantee that a patent will be granted. While our patent application is under review, we may use the term "patent pending" on all published materials regarding our process applied for patent.

It is anticipated that we will retain all rights to this IP but it will be licensed to The Harvest Group as part of the spin-off transaction.

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

Item 2. Description of Property

On February 20, 2014, we entered into a 62-month lease with Daniel R. Davis, commencing on March 1, 2014 through April 30, 2019, for a total of 10,000 sq ft. of warehouse and office space located at 5300A East Freeway, Houston, Texas 77020. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company's currently planned activities.

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

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Year ended December 31, 2016
First Quarter	$0.30	$0.56
Second Quarter	$0.40	$0.74
Third Quarter	$0.17	$0.63
Fourth Quarter	$0.21	$0.90

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Year ended December 31, 2015
First Quarter (Trading commenced February 27, 2015)	$1.50	$0.98
Second Quarter	$0.51	$0.42
Third Quarter	$0.70	$0.50
Fourth Quarter	$0.45	$0.30

On March 31, 2017, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our Common Stock was $0.40.

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

On January 19, 2016, we issued 300,000 shares of Common Stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The Company a fair value of $120,000 ($0.40/share) based upon the most recent trading price per share of the Company's stock. The Company is subject to a Registration Rights Agreement which requires the Company to file an S-1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the Market Price based on the Put Date. Market price is calculated on the lowest daily volume weighted average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date. The Registration Statement has now been withdrawn.

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

On March 22, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, and Rockwell Capital Partners Inc, relating to the issuance and sale of notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock valued at $23,500 ($0.47/share).

On March 23, 2016, the Company issued 100,000 shares of common stock to one U.S. accredited investor at $0.50 per share for cash totaling $50,000.

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

On July 11, 2016, we issued 50,403 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.496044/share) based upon the three-day average price prior to the issuance date of the Company's stock.

On July 19, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $14,366 ($0.6946/share) based upon the most recent trading price per share of the Company's stock.

On August 9, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with Paul Hardej. The Company recorded fair value of $13,512 ($0.64950/share) based upon the most recent trading price per share of the Company's stock.

On August 11, 2016, we issued 48,704 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.513355/share) based upon the three-day average price prior to the issuance date of the Company's stock.

On August 31, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Choo. The Company recorded fair value of $12,287 ($0.590246/share) based upon the most recent trading price per share of the Company's stock.

September 11, 2016, we issued 62,846 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.3978/share) based upon the three-day average price prior to the issuance date of the Company's stock.

During the nine months ended September 30, 2016, the Company converted debt and accrued interest, totaling $103,351 into 1,303,341 shares of common stock.

During the month of October 2017, the Company converted debt and accrued interest, totaling $100,000 into 1,278,220 shares of common stock.

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

November 11, 2016, the Company issued 41,118 shares of Common Stock to a consultant for services rendered having a fair value of $22,615 ($0.55/share) based upon the most recent trading price per share of the Company's stock.

December 11, 2016, the Company issued 58,411 shares of Common Stock to a consultant for services rendered having a fair value of $24,533 ($0.42/share) based upon the most recent trading price per share of the Company's stock.

December 12, 2016 the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, relating to the issuance and sale of a note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price, plus a 10% original issue discount.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 21, 2015, we filed a 2015 Stock Incentive Plan (Plan) on Form S-8 with the SEC. Under the Plan, we were authorized to issue up to 980,000 shares of common stock to employees and consultants. As of December 31, 2015 we had discontinued use of our 2015 Stock Incentive Plan.

As of December 31, 2015 we issued 272,600 shares of common stock to 10 individuals who were employees or consultants to the Company. No shares were issued under this plan in fiscal year 2016.

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

BIA is the process of locating CEA methods on, or in, mixed use buildings to provide synergy with the buildings infrastructure and the agriculture process. Earliest examples of BIA include the use of hydroponics, aeroponics and aquaponics, where waste heat is captured through the building's existing heating, ventilation and air conditioning system as well as the combined use of solar, rainwater collection and evaporative systems. Current operating examples include such buildings as Eli Zabar's rooftop greenhouse, The Sun Works Center for Environmental Studies, Gotham Greens, Sky Vegetables, Top Sprouts, Cityscape Farms, Dongtan, Masdar City, AeroFarms, Solar 2, Lufa Farms, BrightFarms, FarmedHere, Green Sense Farms, Green Spirit Farms and Big Box Farms. The term building-integrated agriculture was coined by Dr. Ted Caplow in a paper delivered at the 2007 Passive and Low Energy Cooling Conference in Crete, Greece.

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

The Company generates revenue from vertical farm rack system sales, aeroponic fixture sales and design build construction management services. Our products are designed to produce aeroponic and hydroponic leafy greens, micro-greens, fruiting plants and herbs. Our fixtures and systems can also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

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

We are currently a party to a pending combination with Alamo CBD which will alter our current business plan as follows:

•	Indoor Harvest Corp will acquire 100% of the membership interest of Alamo CBD, LLC, the result of which will be that Alamo will become a wholly owned subsidiary of Indoor Harvest. This would be a share to share exchange, under the original Alamo LOI provisions, in order to qualify as a tax-free reorganization. It is currently expected that the total number of shares to be issued to Alamo CBD, LLC will be 25,280,027 shares of common stock and that the total capital stock of Indoor Harvest Corp after Combination will be 41,953,378 shares of common stock.

•	A new Company, to be named “The Harvest Group”, will be formed by exiting Officers and Directors of Indoor Harvest Corp.

•	Indoor Harvest will execute a license agreement with The Harvest Group to permit the exclusivity to the High Pressure Aeroponics technology portfolio created by Indoor Harvest for use in the Cannabis or its derivatives industry. The Harvest Group will maintain use of the technology and intellectual property of Indoor Harvest for industries not involving the Cannabis plant, which use shall be exclusive to Alamo CBD and Indoor Harvest. The THG License Agreement will include mutual exit options which will permit termination of the THG License Agreement.

•	The Indoor Harvest Corp currently intends to hold a minority interest in The Harvest Group for a minimum period of one year and, subsequently, to distribute its shares of The Harvest Group to shareholders of Indoor Harvest Corp, as a dividend in a manner consistent with relevant SEC rules.

•	The Harvest Group will operate independently of the Indoor Harvest Corp and Alamo CBD who will have no obligation for future funding beyond the amount of the initial investment, the amount of which is subject to agreement of the parties.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Because of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Equipment Sales

In October 2015, we received an $8,110 deposit towards a $16,220 equipment package for a custom designed shallow raft platform for a research project in Michigan. At September 30, 2016, this project was 100% completed.

In November 2015, we received an order for an $89,200 equipment and installation package for our Low Tide VFRack system for a small owner-operator indoor microgreen farm. Installation was completed in December 2015.

In March 2016, we received an order for discounted equipment to be used by the Department of Agricultural and Biosystems Engineering department at the University of Arizona. We agreed to provide equipment at cost for this project with $13,637 invoiced to date. At September 30, 2016, this project was 100% completed.

On April 5, 2016, we received a $27,600 equipment package order for a custom designed flood and drain and nutrient film technology platform for UB Farms in Poland. As of June 30, 2016, this project was 100% complete.

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

On July 6, 2016, we entered into Phase Two of our Cannabis Production Pilot Agreement with Canopy Growth Corporation and signed a design-build, EPCM, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a High Pressure Aeroponic (“HPA”) production system to include facility integration and controls for an economic pilot. The production system will include 13 HPA units and a Nutrient Dispensing System (pump skid). Additional costs for mechanical, electrical, plumbing and controls will be invoiced prior to hardware shipment and onsite installation under a cost-plus agreement. The Company has received $100,796 in purchase orders under this agreement as of December 31, 2016. This project is expected to be completed in late April 2017.

On July 13, 2016, we entered into a design-build, EPCM, maximum guaranteed price agreement, for a 40,000 sq. ft. vertical farm project in Johnstown Ontario with IGES Canada ltd., the project includes 676 Low Tide VFRack platforms, integrated LED lighting, facilities mechanical, electrical and plumbing, construction management and equipment start-up and commissioning. Total contract maximum guaranteed price is $11,374,500 with 5% of the total, $568,725 due upon the start of design work. Originally contracted to begin on September 23, 2016, the project start date has been delayed by the client for administrative reasons as they close additional funding to expand their farm deployment plans for 2017.

On July 27, 2016, we entered into a design-build, EPCM, cost plus agreement, with TexAg Ventures, LLC, to provide full design and engineering, system prototyping and system testing of a custom vertical farming platform. An initial deposit of $35,000 is required to begin prototyping. Design and engineering services were to be provided free and remaining project costs will be deemed construction coordination services and billed at cost plus. As of September 30, 2016, 100% of the design work had been completed and we are awaiting further instructions from the client to begin prototyping. There is no assurance that we will begin prototyping or that the Company will receive revenue from this project.

Our current projects involve both Equipment Sales and Design-Build/Engineering, Procurement and Construction Projects, with the status of each as of December 31, 2016 as set forth below.

Project	Facility Type	Project Type	Project Status as of December 31, 2016	Equipment Price/Design Fee Total	ROM Estimate [1]

IGES Johnstown	Produce	EPCM	0% Completed	N/A	$11,374,500

Tweed	Cannabis	Equipment Installation	50% Completed	$100,796	N/A

_________________

[1]

A Rough Order of Magnitude Estimate (ROM estimate) is an estimation of a project's level of effort and cost to complete. A ROM estimate takes place very early in a project's life cycle, during the project selection and approval period and prior to project initiation in most cases, when a project's scope and requirements has not been fully defined. The main purpose of the ROM estimate is to provide decision-makers with the information necessary to decide on whether it makes sense to move forward with the project based on the estimated level of effort, in terms of completion time and cost. A ROM estimate is used to reduce the uncertainty of cost outcomes for both the client and the contractor. There is no assurance that the Company will receive as revenues any or all the total amount of a ROM estimate.

Current EPCM Sales Pipeline

Our current sales pipeline consists of 6 facility build discussions with 4 in early to mid-stage discussions and 2 in late stage negotiations. The Company removed 3 projects as of December 31, 2016 due to lack of activity by the client or incomplete financing for the project. The company is pursuing final agreements applicable for the stage of development the client is in. There is no guarantee of success regarding these agreements or that applicable project revenue will be fully recognized until the agreements and final budget negotiations are complete.

Below is a table showing the Company's current sales pipeline status update as of December 31, 2016:

Project-Client	Facility Type	Scoped [1]	DB Phase 1 Contract Sent [2]	DB Phase 2 Contract Sent [3]	Design Fee/ROM Estimate [4]

IGES/Welland	Produce		x		$3,970,000
IGES/Tyendenag	Produce			x	$2,441,000
IGES/Kingston	Produce	x			$3,970,000
IGES/Galipeau	Produce	x			$5,960,841
IGES/Easton	Produce	x			$4,500,000
Alamo CBD	Cannabis	x			$22,500,000

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

Results of Operations

For the fiscal year ended December 31, 2016 we generated revenue of $163,996 with cost of sales of $111,581 resulting in gross income of $52,415 and gross margin of 32%. For the fiscal year ended December 31, 2015 we generated revenue of $89,200 with cost of sales of $64,668 resulting in gross income of $24,532 and gross margin of 28%. This represents an 84% increase in revenue year over year and an increase of 4% in gross margin year over year.

For the fiscal year ended December 31, 2016 and December 31, 2015, we incurred $1,305,472 and $1,279,597, respectively, in operating expenses. This represents a 2% increase year over year. The increase in our operating expenses are due to increases in costs related to additional payroll costs, building lease, increased operational activities and professional expenses related to being a publicly traded Company.

Our expenses related to research and development for the fiscal year ended December 31, 2016 and December 31, 2015 were $16,184 and $20,518, respectively, representing a 21% decline year over year. The decrease in research and development expenses was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of December 31, 2016, we had total liabilities of $450,908, while at December 31, 2015, we had total liabilities of $110,147, representing a 309% increase year over year. The increase was the result of accrued payroll expenses from hiring new employees, accounts payable and accrued expenses, billings in excess of costs and estimated earnings, and deferred rent on our building lease.

Deferred rent payable at December 31, 2016 was $8,513. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of December 31, 2016, we had $122,755 in total current assets. We had current liabilities of $423,776 as of December 31, 2016. Accordingly, we had a working capital deficit of $301,021 as of December 31, 2016.

Operating activities used $662,170 in cash for the year ended December 31, 2016, as compared with $704,230 used for the year ended December 31, 2015, representing a 21% decline year over year. Our reduction in cash sued in operating activities was due to increased revenue generated year over year. Our negative operating cash flow for the year ended December 31, 2016, was mainly a result of our net loss for the period, offset by the effects of depreciation, loss on the sale of the asset, stock issued for services, increase in accounts receivable, inventory and prepaid expense, the increase in accounts payable and accrued liabilities and decrease in costs and estimated earnings in excess of billings for the ongoing projects, decrease in accrued compensation and a decrease in deferred rent.

Investing activities for the year ended December 31, 2016 used $2,294 in cash, as compared with using $60,795 for the year ended December 31, 2015.

Financing activities for the year ended December 31, 2016 generated $641,777 in cash, as compared with $312,699 for the year ended December 31, 2015. Proceeds from financing activities consisted primarily of proceeds from issuance of common stock for cash.

Cash Requirements: Current Operational Activities

Our estimated minimum day-to-day operational costs, exclusive of those costs in our Plan of Potential Future Operations for the next 12 months, as set forth before, are estimated to be approximately $434,112 to maintain current operational activities during the next 12 months. Our minimal annual operating expenses includes $352,000 in payroll expenses, our lease agreement for our 10,000 sq. ft. facility of $58,512 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $125,000 in costs related to maintaining our publicly traded status over the next 12 months.

Cash Requirements: Potential Future Planned Operational Activities

On March 23, 2017, the Company entered into a Contractual Joint Venture Agreement by and between Indoor Harvest Corp, Vyripharm Enterprises, and Alamo CBD, collectively the parties, pursuant to which the parties agreed to participate in an unincorporated joint venture for the following business purposes:

•	The parties will work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use, as the case may be:

•	In Texas, pursuant to the Texas Compassionate Use Act, as may be amended;

•	In Colorado, pursuant to recent Colorado legislation permitting foreign ownership of entities that grow and/or dispense marijuana products for medical and/or consumer use; and

•	Pursuant to recent United States Drug Enforcement Administration regulations which expand the opportunities for entities providing research involving marijuana and its chemical constituents, as referenced in 21 U.S.C. 822(a)(1) and 21 U.S.C. 823(a), et. seq.

•	To establish Alamo CBD as a supplier of a variety of medical use cannabis oil to Vyripharm for Vyripharm’s use in conducting research and development to create novel pharmaceutical and radiopharmaceutical compounds designed to image and treat certain debilitating diseases including, but not limited to epilepsy, post-traumatic stress disorder, Alzheimer’s, ALS, and other neurodegenerative diseases; and to establish Indoor Harvest as the project developer and engineering, procurement and construction group, in which Indoor Harvest is responsible for costs and efforts related to Alamo CBD's efforts to become licensed under the Texas Compassionate Use Act and to meet its obligations under this Joint Venture agreement.

The initial term of the Joint Venture shall be five (5) years following the Effective Date, and the Agreement may be extended beyond the Initial Term by mutual consent of the Parties. A total of $5,000,000 will be paid to Vyripharm over the five year period at $1,000,000 annually. The Company has paid an initial $250,000 under the Joint Venture and will be required to make an additional payment of $250,000 by June 30, 2017 and $500,000 by December 31, 2017.

There is no assurance that the Company will have sufficient working capital to maintain payments under the Joint Venture. If a payment is not made, the Company may lose some or all of its rights under the Joint Venture.

Existing Cash and Operational Cash Flow

As of April 5, 2017, we had $139,894 in cash and $3,316 in available credit facilities. We are actively engaged in a number of current projects which are generating cash flow. In addition to the key projects already discussed, our current sales pipeline consists of 6 facility build discussions. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

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

FirstFire and Rockwell Bridge Financing for $250,000

On March 22, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), and Rockwell Capital Partners Inc. (“Rockwell”), relating to the issuance and sale of notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock valued at $23,500 ($0.47/share). The notes carry interest on the unpaid principal amount at the rate of 3% per annum. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until the same is paid. The notes matured on September 22, 2016. The Company defaulted on the Notes on September 23, 2016.

On September 27, 2016, the Company paid $203,441 in cash to Rockwell to settle debts owed and issued 2,581,561 shares of common stock at $0.08 per share, pursuant to the terms of the Note, to FirstFire to settle $203,351 in debts owed. This share issuance was treated as a conversion of debt to equity.

Chuck Rifici Holdings Note for $204,000

On September 26, 2016, we entered into a Promissory Note and Warrant Purchase Agreement with Chuck Rifici Holdings, Inc, a Canadian Corporation. The note consisted of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. The Warrant Purchase Agreement consisted of an aggregate total of 250,000 common stock warrants to purchase common stock for $0.30 for a period of 12 months, to the Buyer, in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation S of the Securities Act of 1933, as amended for the above issuances to non-US citizens or residents.

On March 20, 2017, the Company settled $269,498 in principal and interest, plus 115% multiplied by the Principal Amount of $225,500 plus accrued interest of $8,846 on the Principal Amount of a Promissory note with Chuck Rifici Holdings, Inc originally dated September 26, 2016. The Company settled the amount owed by paying $269,498 in cash. The Company was released from any further liability under this Rifici Note upon payment of this amount.

FirstFire October Note for $125,000

On October 19, 2016, the Company entered into a securities purchase agreement with FirstFire relating to the issuance and sale of a promissory note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price plus a 10% original issue discount.

On March 20, 2017, the Company settled $177,604 in principal and interest, plus 125% multiplied by the Principal Amount of $137,500 plus accrued interest of $4,583 on the Principal Amount of a Promissory note with FirstFire originally dated October 19, 2016. The Company settled the amount owed by paying $77,604 in cash and by issuing 333,333 shares of Common Stock at the fixed conversion price of $0.30 per share for a total value of $100,000. The Company was released from any further liability under the FirstFire Note upon delivery of these amounts of cash and stock.

FirstFire December Note for $125,000

On December 14, 2016, the Company entered into a securities purchase agreement with FirstFire relating to the issuance and sale of a promissory note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price plus a 10% original issue discount.

On March 20, 2017, the Company settled $175,313 in principal and interest, plus 125% multiplied by the Principal Amount of $137,500 plus accrued interest of $2,750 on the Principal Amount of a Promissory note with FirstFire originally dated December 14, 2016. The Company settled the amount owed by paying $175,313 in cash. The Company was released from any further liability under this FirstFire Note upon payment of this amount.

Rule 506(b) Private Stock Offering

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of Common Stock to 17 U.S. accredited investors at $0.40 per share for cash totaling $824,000.

Tangiers 8% Fixed Convertible Promissory Note for $550,000

On March 24, 2017, the Company issued and sold an 8% Fixed Convertible Promissory Note to Tangiers Global, LLC (“Tangiers”), a Wyoming limited liability Company, in the aggregate principal amount of up to $550,000, with an initial consideration of $275,000 in aggregate principal amount including $250,000 actual payment of purchase price plus a 10% original issue discount.

Convertible Note

On the Closing Date, the Company issued a Note in the aggregate $550,000 in face value, which will, by the principal terms:

Bears guaranteed interest at 8% (the “Interest”) on the unpaid principal amount. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 18% per annum or the highest rate permitted by law per annum from the due date until the same is paid (the “Default Interest”);

Mature on November 28, 2017 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the Buyer of an amount in cash equal to the sum of 115% under 90 days, 120% within 91-135 days, 125% within 136-180 days from the effective date, multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the optional prepayment date plus default interest, if any.

Convert into shares of Common Stock at a price equal to $0.30; provided, however that if the Note is not retired on or before the Maturity Date, the Maturity Default Conversion Price shall be equal to the lower of: (i) the Fixed Conversion Price or (ii) 65% multiplied by the lowest trading price of the Company’s Common Stock in the fifteen (15) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note).

Events of Default

Subject to applicable cure periods and delivery of written notice to the Company if applicable, the Notes shall become immediately due and payable upon occurrence of an Event of Default (as defined in the Note) and the conversion price shall be adjusted as set forth in the Notes if applicable.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, exclusive of those costs in our Additional Planned Operations for the next 12, months as set forth above, the Company currently has sufficient funds through a combination of the Sources of Funding above to continue our current operations for the next 12 months. There is no assurance we will obtain the anticipated funds from our Sources of Funding. If we don't obtain additional funding, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months. As of March 22, 2017, the Company had laid-off two employees and had begun cost cutting measures in anticipation of our potential combination with Alamo CBD, LLC.

The ability to fund our Operational Activities is contingent upon us obtaining additional financing. If we don't obtain the anticipated funds from our Sources of Funding beyond those needed for Current Operational Activities, we may be able to finance our Additional Planned Operations and continue growing our business.

We cannot guarantee we will be successful in our business operations, both current and potential future operations as described above. We cannot guarantee that we will have sufficient financial resources to fund Current Operational Activities and Additional Planned Operational Activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must continue to execute our business plan as described above.

We began offering our products and services during the 3rd Quarter of 2015. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2017. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Indoor Harvest Corp

We have audited the accompanying financial statements of Indoor Harvest Corp, which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended, and the related notes to the financial statements. Indoor Harvest Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indoor Harvest Corp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Sugar Land, TX

April 17, 2017

INDOOR HARVEST CORP

BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS
Current assets:
Cash	$78,219	$100,906
Accounts receivable	34,853	59,200
Other receivable	7,323	-
Inventory	2,360	7,001
Prepaid expenses	-	1,697

Total current assets	122,755	168,804

Furniture and equipment, net	158,418	193,737
Security deposit	12,600	12,600
Intangible asset, net	7,604	9,318
Other assets	-	48,783

Total assets	$301,377	$433,242

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$55,797	$40,891
Convertible note payable, net of debt discount of $152,617 and $0, respectively	122,383	-
Note payable, net of discount of $15,714 and $0, respectively	209,786	-
Accrued payroll	7,142	6,285
Deferred rent	8,513	9,778
Note payable – current portion	6,790	-
Billing in excess of costs and estimated earnings	20,155	19,931

Total current liabilities	430,566	76,885

Long term liabilities:
Note payable	20,342	33,262

Total liabilities	450,908	110,147

Stockholders' equity (deficit):
Series A, Convertible Preferred stock: $0.01 par value, 5,000,000 authorized; 250,000 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2,500	-
Common stock: $0.001 par value, 50,000,000 shares authorized; 15,213,512 and 11,204,571 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	15,213	11,204
Additional paid-in capital	3,829,528	2,233,663
Accumulated deficit	(3,996,772)	(1,921,772)

Total stockholders' equity (deficit)	(149,531)	323,095

Total liabilities and stockholders' equity	$301,377	$433,242

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

	2016	2015

Revenues	$163,996	$89,200
Cost of Sales	111,581	64,668

Gross profit	52,415	24,532

Operating Expenses
Depreciation expense	$51,484	$46,444
Research and development	16,184	20,518
Professional fees	108,093	239,544
General and administrative	1,129,711	973,091

Loss from operations	(1,305,472)	(1,279,597)

Other income (Expense)	(821,943)	(11,628)

Net loss	$(2,075,000)	$(1,266,693)

Net loss per common share:
Net loss per share, basic and diluted	$(0.16)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	12,742,137	10,202,294

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2015	-	$-	9,252,388	$9,251	$1,289,389	$(655,079)	$643,561
Common shares issued for cash	-	-	836,000	836	417,164	-	418,000
Common Shares issued for services	-	-	1,116,183	1,117	527,110	-	528,227
Net loss	-	-	-	-	-	(1,266,693)	(1,266,693)

Balance December 31, 2015	-	-	11,204,571	11,204	2,233,663	(1,921,772)	323,095

Preferred shares	250,000	2,500	-	-	122,500	-	125,000
Common shares issued for cash	-	-	100,000	100	49,900	-	50,000
Common shares issued for services	-	-	1,327,380	1,327	464,097	-	465,424
Debt conversions into common	-	-	2,581,561	2,582	200,737	-	203,319
Beneficial conversion	-	-	-	-	316,269	-	316,269
Debt discount – warrants related	-	-	-	-	30,243	-	30,243
Derivative liability	-	-	-	-	412,119	-	412,119
Net loss	-	-	-	-	-	(2,075,000)	(2,075,000)

Balance December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss	$(2,075,000)	$(1,266,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	51,484	46,444
Loss on the sale other asset	36,626	10,050
Loss on debt modification	131,944	-
Amortization	480,532	-
Derivative expense	66,980	-
Stock issued for services	465,424	518,227
Change in fair value of derivative liability	141,756	-
Changes in:
Deferred rent	(1,265)	752
Accounts receivable	17,024	(59,200)
Inventory	4,641	(7,001)
Prepaid expense	1,697	(1,697)
Accounts payable and accrued expenses	15,763	34,956
Increase in costs and estimated earnings in excess of billings	224	19,931

Net cash used in operating activities	(662,170)	(704,230)

Cash flows from investing activities
Proceeds from sale of equipment	10,000	9,250
Purchase of equipment and software	(12,294)	(77,045)

Net cash used in investing activities	(2,294)	(67,795)

Cash flows from financing activities
Proceeds from notes payable	675,000	36,100
Payments on notes payable	(208,223)	(2,838)
Issuance of preferred stock for cash	125,000	-
Issuance of common stock for cash	50,000	428,000

Net cash provided by financing activities	641,777	461,262

Decrease cash and cash equivalents	(22,687)	(310,763)

Cash and cash equivalents at beginning of period	100,906	411,669

Cash and cash equivalents at end of period	$78,219	$100,906

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$3,481	$1,482
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$333,900	$-
Shares issued for debt issuance costs	$143,500	$-
Shares issued on conversion of convertible debt	$203,351	$-

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Accounts Receivable and Work in Progress

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at December 31, 2016 and December 31, 2015. The company records revenue based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset in the balance sheet as costs and estimated earnings in excess of billings. Unearning billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process (See Note 6).

Inventories

Inventory consists primarily of raw materials and packaging materials and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. Inventory is comprised of raw materials such as steel for our framing systems and packaging materials such as boxes and pallets valued at $2,360 and $7,001 at December 31, 2016 and December 31, 2015, respectively.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Company has the following common stock equivalents for the years ended December 31, 2016 and 2015, respectively:

Description	2016	2015
Convertible Debt (Exercise price - $0.30/share)	916,667	-
Series A Convertible Preferred Shares (Exercise price - $0.08/share)	1,633,987	-
Total	(2,550,654)	-

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

No assets, liabilities or equity instruments were presented at fair value as of December 31, 2015, and as of December 31, 2016, the only liabilities presented at fair value were notes payable of $209,786 and convertible notes payable of $122,383 which have been discounted for embedded derivatives using the binomial lattice model and as such are treated as level II in the hierarchy of fair value measures.

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

Tax years 2016, 2015, 2014, 2013, 2012 and 2011, remain subject to examination by the IRS and respective states.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended December 31, 2016 and 2015.

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense for the years ended December 31, 2016 and 2015 were:

Description	2016	2015
Research and Development Expense	$16,184	$20,518

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense for the years ended December 31, 2016 and 2015, were:

Description	2016	2015
Advertising Expense	$46,162	$45,238

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

Reclassifications

Certain expense items have been reclassified in the statement of operations for the year ended December 31, 2015, to conform to the reporting format adopted for the year ended December 31, 2016.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. The following pronouncements will significantly impact future reporting of financial positon and results of operations. Management is currently assessing implementation.

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.

The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

•	Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

•	The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity).The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $2,075,000, net cash used in operations of $662,170 and has an accumulated deficit of $3,996,772, for the year ended December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2016 and December 31, 2015:

Classification	2016	2015
Furniture and Equipment	$123,829	$113,308
Tooling Equipment	27,015	27,015
Leasehold Improvements	57,780	57,780
Computer Equipment	8,933	5,914
Research and Development Lab	59,482	59,482
Total	277,039	263,499
Less: Accumulated Depreciation and Amortization	(118,621)	(69,762)
Property & Equipment, net	$158,418	$193,737

Depreciation expense for the years ended December 31, 2016 and 2015, totaled $51,484 and $46,444, respectively.

During the year ended December 31, 2016 the Company sold $46,626 of other assets which were equipment in exchange for $10,000 and recorded a loss on the sale of equipment of $36,626. The Company also placed in service $2,157 from other assets. During the year ended December 31, 2015, the Company sold $19,300 of other assets in exchange for $9,300 and recorded a loss on the sale of equipment of $10,050. The remaining balance of Other Assets as of December 31, 2016 is $0.

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

On February 20, 2014, the Company signed a 60 month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company's currently planned activities.

Deferred rent payable at December 31, 2016 was $8,513. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

Rent expense for the years ended December 31, 2016 and 2015, were:

	2016	2015
Description
Rent expense	$51,403	$50,952

At December 31, 2016, rental commitments are as follows:

Years Ending December 31,	Amount
2017	$53,424
2018	55,560
2019	18,876
Total	$127,860

NOTE 5 - LOAN PAYABLE

On June 5, 2015, the Company entered into a five year loan agreement totaling $36,100. The loan carries an interest rate of 10.25%. During the year ended December 31, 2016 the Company repaid $6,130 of the principal and the remaining balance is $27,132.

NOTE 6 - CONCENTRATIONS

At December 31, 2016 and December 31, 2015, the Company had concentrations of accounts receivable of:

Customer	2016	2015

Tweed, Inc.	100%	-%

For the years ended December 31, 2016 and December 31, 2015, the Company had a concentration of sales of:

Customer	2016	2015

University of Arizona CEAC	11%	0%
GSS Colorado	3%	0%
ER Michigan	17%	0%
PH Research Platform	2%	0%
Tweed	49%	0%
Urbanika Farms	17%	0%
Moon Flower Farms	0%	100%

For the year ended December 31, 2016, the Company had a purchasing concentration of $29,500 with 3rd Coast Pump & Equipment, LLC, a manufacturer of custom specialty pump and control packages totaling 37%

For the year ended December 31, 2015, the Company had a purchasing concentration of $44,970 with Illumitex, a manufacturer of LED lighting totaling 71%.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - WORK IN PROCESS

Work in progress as of December 31, 2016 and December 31, 2015, consisted of the following:

Description	2016	2015

Costs incurred on uncompleted contracts	$80,600	$92,379
Estimated earnings	-	-

Total	80,600	92,379
Less billings to date	100,775	112,310

Net	$20,155	$19,931

Reflected in the balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$-	$-
Billings in excess of costs and estimated earnings on contracts in process	20,155	19,931

Total	$20,155	$19,931

NOTE 8 - DEBT AND CONVERTIBLE LOAN PAYABLE

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

The notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 45% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note). For the year ended December 31, 2016, the Company received $272,500 proceeds less the $20,000 in debt issue costs and $22,501 in original issuance discount fee pursuant to the terms of this convertible note. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount.

On September 22, 2016 the Company identified the embedded derivatives related to the FirstFire Global Opportunities note. Due to the default provisions, the principal was increased by 125% and interest to 15% per annum. During the year ended December 31, 2016, the Company converted debt and accrued interest, totaling $203,351 into 2,581,561 shares of common stock. The remaining outstanding principal balance as of December 31, 2016 is $0.

On September 22, 2016 the Company entered into a default provision with Rockwell Capital Partners, Inc. Due to the default provisions, the principal was increased by 125% and interest to 15% per annum. During the year ended December 31, 2016, the Company repaid debt and accrued interest, totaling $203,441. As of December 31, 2016, the loan is fully repaid.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

On September 26, 2016 the Company entered into a promissory note with Chuck Rifici Holdings, Inc., relating to the issuance of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Note, the company also issued one year warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share, the warrants were fair valued at $12,612 based upon the fair value of the proceeds received and allocated as debt discount to the total proceeds. During the year ended the Company amortized $18,398 of debt discount related to the warrants (See Note 8). The note bears an interest on the unpaid principal amount at the rate of 8% per annum. The note mature on March 23, 2017 and may be prepaid in whole or in part at any time prior to the due date. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the sum of 115% multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus Default Interest, if any. In the event of the default the note is convertible into shares of Common Stock. The conversion price equals to 65% multiplied by the lowest sales price of the common stock during the ten consecutive trading days period immediately preceding the trading day that the Company receives a notice of conversion.

On October 19, 2016 and December 12, 2016 the Company entered into a securities purchase agreements with FirstFire Global Opportunities Fund, LLC, and Rockwell Capital Partners Inc, relating to the issuance and sale of notes of $275,000 in aggregate principal amount including $240,000 actual payment of purchase price plus a 10% original issue discount,.

The notes carry an interest on the unpaid principal amount at the rate of 8% per annum. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until the same is paid. The October 19, 2016 note matures on April 19, 2017 and the December 12, 2016 note matures on June 12, 2017 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the sum of 125% multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus Default Interest, if any.

The notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 55% multiplied by the lowest sales price of the Common Stock in a public market during the ten (10) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note). For the year ended December 31, 2016, the Company received $240,000 proceeds less the $10,000 in debt issue costs and $25,000 in original issuance discount fee pursuant to the terms of this convertible note. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount.

For the year ended December 31, 2016, the Company accrued $10,334 in accrued interest related to outstanding the notes.

Debt Discount and Original Issuance Costs

During the year end December 31, 2016 and 2015, the Company recorded debt discounts totaling $451,946 and $0, respectively. The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs.

The debt discounts recorded in 2016 and 2015, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company amortized $283,615 and $0 to interest expense during the years ended December 31, 2016 and 2015, as follows:

Description	2016	2015

Debt discount - December 31, 2015	$-	$-
Additional debt discount - Year ended December 31, 2016	417,834	-
Amortization of debt discount - Year ended December 31, 2016	(265,217)	-

Debt discount December 31, 2016	$152,617	$-

Debt Issuance Costs

During the year ended December 31, 2016, the Company paid debt issue costs totaling $20,000. During the years ended December 31, 2016 and 2015, the Company amortized $20,000 and $0 of debt issue costs, respectively. The following is a summary of the Company’s debt issue costs for the years ended December 31, 2016 and 2015:

Description	2016	2015
Debt Issue Costs	$-	$-
Additional debt issue costs - year ended December 31, 2016	20,000	-
Amortization of debt issue costs - year ended December 31, 2016	(20,000)	-
Debt issue costs, net	$-	$-

NOTE 9 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

Description	Amount
Derivative liabilities - December 31, 2015	$-
Add fair value at the commitment date for convertible notes issued during the current year	270,331
Less derivatives due to conversion	(412,086)
Fair value mark to market adjustment for derivatives	141,756

Derivative liabilities - December 31, 2016	$-

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the year ended December 31, 2016 of $66,980.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter:

Assumption	Commitment Date	Re-measurement Date

Expected dividends	-%	-%
Expected volatility	210%	219-286%
Expected term in years	0.08	0.03-0.07
Risk free interest rate:	0.09%	0.12%-0.27%

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

On May 9, 2016, the Company entered into a Director Agreement with Pawel Hardej. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock over a two year period as directed in the Director Agreement. As of December 31, 2016, the Company issued 20,820 shares of common stock having a fair value of $13,512 ($0.65/share) based upon the most recent trading price per share of the Company's common stock (See Note 11).

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

•

Compensation payments dispersed at the same % rate as the contractually agreed client payments schedule is received from the client/finance group (ie: 5% down, 50% at Purchase Order, 45% at shipping, etc.)

On April 8, 2016, we issued 100,000 shares of Common Stock related to an Executive Employment Agreement with John Zimmerman. The Company recorded fair value of $54,500 ($0.545/share) based upon the most recent trading price per share of the Company's stock (See Note 11).

On March 1, 2015, the Company entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. As of December 31, 2016, the Company issued 83,280 shares of common stock having a fair value of $36,435 ($0.30 - $0.5/share) based upon the most recent trading price per share of the Company's common stock (See Note 11).

On May 9, 2016, Mr. William Jamieson resigned as a Director in the Company. Mr. Jamieson's resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. A majority of the Board of Directors decided to restructure the Board of Directors to better reflect the Company's current business direction and Mr. Jamieson voluntarily agreed to resign as part of that restructuring effort. Mr. Jamieson was issued 83,280 shares of common stock as part of an agreement with the Company and the Company recorded a fair value of $54,049($0.649/share) based upon the most recent trading price per share of the Company's common stock (See Note 11) .

On August 14, 2015, the Company entered into an employment agreement with John Choo, the executive to serve as a Company President. The term of the agreement will continue until August 14, 2016, unless the employment is sooner terminated by the Board of Directors. The Company is currently in process extending the agreement. As compensation for services, the employee will receive annual compensation of $60,000. In addition, the employee will receive 355,060 shares of common stock. In addition, the Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. As of December 31, 2016, the Company issued 355,060 shares in common stock having a fair value of $164,393 ($0.46/share) and 104,100 shares of common stock having a fair value of $48,723 ($0.30 - $0.59/share) based upon the most recent trading price per share of the Company's common stock (See Note 11).

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

In May 2015, the Company issued 50,000 shares of Common stock to Chad Sykes, our CEO having a fair value of $25,500 ($0.51/share) based upon the most recent trading price per share of the Company's common stock (See Note 11).

In November 17, 2015 the Company issued 125,000 shares of Common stock to the Company's legal counsel as part of legal fees having a fair value of $56,250 ($0.45/share) based upon the most recent trading price per share of the Company's common stock (See Note 11).

NOTE 11 - SHAREHOLDERS' EQUITY

Convertible Series A Preferred Stock

On August 3, 2015, the Company's Board of Directors signed a written action that included the following:

•

The Board of Directors have approved the creation of 5,000,000 shares of Series A Convertible Preferred Stock and to take the required steps to amend the Corporation’s articles of incorporation and any other such SEC filings, or Company records as needed

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

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

On March 13, 2015, we entered into a Director Agreement with John Choo. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company's 2015 Stock Incentive over a two year period as directed in the Director Agreement. On May 31, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $10,618 ($0.51/share) at the most recent trading price per share of the Company’s stock. On August 31, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $11,451 ($0.55/share) based upon the most recent trading price per share of the Company’s stock. On November 30, 2015, the Company issued a total 20,820 shares of common stock with a fair value of $6,246 ($0.30/share) based upon the most recent trading price per share of the Company’s stock. Effective August 14, 2015, the Company entered into an employment agreement and the Company issued 355,060 shares of Common Stock to John Choo, our President with fair value of $164,393 ($0.46/share) based upon the most recent trading price per share of the Company’s stock (See Note 10).

On March 23, 2015, we entered into a consulting agreement with Smallcapvoice.com to provide public and investor relations services for a period of 30 days starting on March 31, 2015. The Company paid $25,000 in cash plus issued 25,000 shares with a fair value of $12,500 ($0.50/share) based on the most recent closing price per share of our common stock traded on the OTCQB. For the three months ended March 31, 2015, the Company recorded $25,000 paid in cash and 25,000 shares of common stock as a prepaid expense. As of June 30, 2015 the services have been completed and the Company expensed the prepaid expense.

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

In May 2015, the Company issued 50,000 shares of Common Stock to Chad Sykes, our CEO with a fair value of $25,500 ($0.51/share) at the most recent trading price per share of the Company’s stock (See Note 10).

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

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

On January 17, 2016, the Company issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman, of common stock with a fair value of $9,369 ($0.45/share) based upon the most recent trading price per share of the Company's stock.

On January 19, 2016, we issued 300,000 shares of Common Stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The shares had a fair value of $120,000 ($0.40/share) based upon the most recent trading price per share of the Company's stock. The Company is subject to a Registration Rights Agreement which requires the Company to file a S1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the Market Price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date. The Company did not move forward with this Equity Financing Agreement and the commitment fee was expensed in the third quarter as share based compensation expense.

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

On May 9, 2016, the Company issued 83,280 shares of Common Stock related to a resignation of its Director Agreement William Jamieson. The Company recorded fair value of $54,049 ($0.649/share) based upon the most recent trading price per share of the Company's stock (See Note 11).

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

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

October 11, 2016, we issued 89,928 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.27/share) based upon the three day average price prior to the issuance date of the Company's stock

November 11, 2016, we issued 41,118 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.6080/share) based upon the three day average price prior to the issuance date of the Company's stock.

December 11, 2016, we issued 58,411 shares of Common Stock to a consultant for services rendered having a fair value of $25,000 ($0.4280/share) based upon the three day average price prior to the issuance date of the Company's stock

On October 17, 2016, we issued 9,800 shares of Common Stock to a consultant for services rendered having a fair value of $2,940 ($0.30/share) based upon the most recent trading price per share of the Company's stock.

On October 20, 2016, we issued 20,820 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $9,577 ($0.46/share) based upon the most recent trading price per share of the Company's stock.

During the year ended December 31, 2016, the Company converted debt and accrued interest, totaling $203,319 into 2,581,561 shares of common stock.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

Common Stock Warrants

On September 26, 2016 the Company entered into a promissory note with Chuck Rifici Holdings, Inc., relating to the issuance of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Note, the company issued) one year warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share (See Note 8).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2015	-	-
Granted	500,000
Exercised	-
Cancelled/Forfeited	-

Balance, December 31, 2016	500,000	$0.40	0.94

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.30-$0.50	500,000	0.69	$32,500

Lattice Binomial model was used to value aggregate intrinsic value.

NOTE 12 – INCOME TAXES

Indoor Harvest operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The components of deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

Description	2016	2015

Deferred tax assets
Net operating losses	$1,005,468	$458,202
Deferred tax liabilities
Accelerated tax depreciation	19,183	16,911

Net deferred tax assets	986,285	441,291
Less: Valuation allowance	(986,285)	(441,291)

Net	$-	$-

At December 31, 2016 and 2015, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2016 of $2,957,258, if not used, will begin to expire in 2036.

This loss carryforward expires according to the following schedule:

Year Ending December 31,	Amount

2033	$217,074
2034	368,378
2035	761,615
2036	1,610,192

Total	$2,957,258

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2017, Mr. Chad Sykes resigned as Chief Executive Officer and was appointed Chief Innovation Officer by the Company’s Board of Directors.

On January 2, 2017, Mr. John Choo, who is currently our acting President was appointed Chief Executive Officer and President by the Company’s Board of Directors.

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD, LLC (“Alamo CBD”) to enter into discussions to combine and create a medical cannabinoids pharmaceutical group. Pursuant to the terms, the Company was required as a precondition, to raise, as necessary, up to $1,000,000 in capital by February 15, 2017, to pay off all existing debt, including convertible notes, owed by the Company and to complete a spin-off of the Company’s produce related operations. On February 15, 2017, the Company and Alamo CBD extended the terms of the preconditions until March 15, 2017.

January 16, 2017, we issued 145,740 shares of Common Stock related to a Director Agreement with Pawel Hardej. The Company recorded fair value of $64,126 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 16, 2017, we issued 41,640 shares of Common Stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $18,322 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 16, 2017, we issued 62,460 shares of Common Stock related to a Director Agreement with John Choo. The Company recorded fair value of $27,482 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 17, 2017, we issued 800,000 shares of Common Stock to Lyons Capital, LLC for a six month consulting and road show services agreement. The Company recorded fair value of $352,000 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of Common Stock to 17 U.S. accredited investors at $0.40 per share for cash totaling $824,000.

On March 20, 2017, the Company's Series A Preferred Convertible Stock shareholders ("Series A Holders") each voted to waive and remove the provisions of Section 5(iii) of the Series A Preferred Stock Designation. This waives and removes what is known as “full ratchet protection” provisions for adjustments in the Conversion Price and formula. Series A Holders have each agreed individually and also as a group to convert their Series A Convertible Preferred Stock into Common Stock at a conversion price equal to $0.30 per share. A total of 250,000 shares of the Company's Series A Preferred Convertible Stock were converted into 416,667 shares of Common Stock. As a result of this action, there currently are no Series A Convertible Preferred Stock issued and outstanding.

On March 20, 2017, the Company settled $177,604 in principal and interest, plus 125% multiplied by the Principal Amount of $137,500 plus accrued interest of $4,583 on the Principal Amount of a Promissory note with FirstFire Global Opportunities Fund, LLC ("FirstFire") originally dated October 19, 2016. The Company settled the amount owed by paying $77,604 in cash and by issuing 333,333 shares of Common Stock at the fixed conversion price of $0.30 per share for a total value of $100,000. The Company was released from any further liability under the FirstFire Note upon delivery of these amounts of cash and stock.

INDOOR HARVEST CORPORATION

NOTES TO FINANCIAL STATEMENTS

On March 20, 2017, the Company settled $175,313 in principal and interest, plus 125% multiplied by the Principal Amount of $137,500 plus accrued interest of $2,750 on the Principal Amount of a Promissory note with FirstFire originally dated December 14, 2016. The Company settled the amount owed by paying $175,313 in cash. The Company was released from any further liability under this FirstFire Note upon payment of this amount.

On March 20, 2017, the Company settled $269,498 in principal and interest, plus 115% multiplied by the Principal Amount of $225,500 plus accrued interest of $8,846 on the Principal Amount of a Promissory note with Chuck Rifici Holdings, Inc originally dated September 26, 2016. The Company settled the amount owed by paying $269,498 in cash. The Company was released from any further liability under this Rifici Note upon payment of this amount.

On March 23, 2017, the Company entered into a Contractual Joint Venture Agreement by and between Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, collectively the Parties, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”) for the following business purposes:

The parties will work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use, as the case may be:

•	In Texas, pursuant to the Texas Compassionate Use Act, as may be amended;

•	In Colorado, pursuant to recent Colorado legislation permitting foreign ownership of entities that grow and/or dispense marijuana products for medical and/or consumer use; and

•	Pursuant to recent United States Drug Enforcement Administration regulations which expand the opportunities for entities providing research involving marijuana and its chemical constituents, as referenced in 21 U.S.C. 822(a)(1) and 21 U.S.C. 823(a), et. seq.

To establish Alamo CBD as a supplier of a variety of medical use cannabis oil to Vyripharm for Vyripharm’s use in conducting research and development to create novel pharmaceutical and radiopharmaceutical compounds designed to image and treat certain debilitating diseases including, but not limited to epilepsy, post-traumatic stress disorder, Alzheimer’s, ALS, and other neurodegenerative diseases; and to establish Indoor Harvest as the project developer and engineering, procurement and construction group, in which Indoor Harvest is responsible for costs and efforts related to Alamo CBD's efforts to become licensed under the Texas Compassionate Use Act and to meet its obligations under this Joint Venture agreement.

The initial term of the Joint Venture shall be five (5) years following the Effective Date, and the Agreement may be extended beyond the Initial Term by mutual consent of the Parties.

On March 24, 2017, the Company issued and sold an 8% Fixed Convertible Promissory Note to Tangiers Global, LLC (“Tangiers”), a Wyoming limited liability Company, in the aggregate principal amount of up to $550,000, with an initial consideration of $275,000 in aggregate principal amount including $250,000 actual payment of purchase price plus a 10% original issue discount.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2016, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act Directors and Officers

The following sets forth our officers and directors as of December 31, 2016. The board of directors elects our executive officers annually. Our directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Chad Sykes	43	CEO, Secretary, and Director
John Choo	42	President, Director
John Zimmerman	35	Vice President, Director
Pawel Hardej	47	Director

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

Before joining the U.S. Army, Mr. Sykes worked in the mechanical trade’s construction industry for 10 years. Mr. Sykes was a member of Plumbers Local Union 68, he previously managed projects for Gowan, Inc., Har-Con Mechanical, Letsos Company and MLN Company. He held positions as a medical gas endorsed journeyman plumber, plumbing superintendent and project manager. His primary industry focus was medical gas systems, process piping and control systems. As a member of the board, Mr. Sykes contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

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

John Zimmerman, Vice President, Director

On April 15, 2015, John Zimmerman was elected as a Director of the Corporation. On April 8, 2016, Mr. Zimmerman was elected as Vice President of Business Development. Currently Mr. Zimmerman is the Director of Sales and Marketing at PUE 1.0. Prior to joining PUE 1.0, Mr. Zimmerman held positions as a Project Manager and Business Development Manager for The Brandt Companies, from February 2011 until July 2014. From January 2004 through February 2011, Mr. Zimmerman held the position of Project Manager for TDIndustries. In these positions, he spent much of his career designing, selling, and building mechanical systems for large-scale commercial buildings.

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

Pawel Hardej, Director

Currently since June 2015, Mr. Hardej holds the position of Vice President of Horticulture Lighting Turnkey Solutions at Illumitex, Inc., an industry leader in LED lighting technology for the indoor farming industry. From June 2010 until March 2015, Mr. Hardej was a co-founder, Vice President of Development and Operations and later served as Chief Technology Officer of FarmedHere, LLC, the first commercial scale vertical farm operating in the United States and an early pioneer in the industry. Mr. Hardej challenged the regulatory environment, building codes, municipal zoning ordinances and used his design expertise in the process of expanding local urban agriculture in Chicago. FarmedHere went on to become the winner of the 2013 Chicago Innovations Award.

Mr. Hardej is an Associate Member of the American Institute of Architects and holds a license as a Certified Food Safety Manager in the State of Illinois. Mr. Hardej also holds a bachelor's degree in Architecture from Warsaw Polytechnic University School of Architecture and an Associate's degree in Interior Design and Merchandising from the International Academy of Merchandising and Design in Chicago. He has served as a long term committee member of the Illinois Holocaust Museum and Education Center in Skokie, IL and has served on the Board of Directors at the Black Ensemble Theater in Chicago, IL. He has been involved in many local community organizations focused on revitalization of Chicago neighborhoods. In 2008, he received a prestigious life-work Citibank Heritage award for his non-profit and community work.

Mr. Hardej has a vested interest promoting local food movement. He participated on the Chicago Mayor Daley's task force on Vertical Farming. In conjunction with Chicago City Public Colleges and the Chicago Botanic Garden’s Windy City Harvest organization, Mr. Hardej co-created an innovative Urban Farming/Aquaponics Job Training rehabilitation program and an alternative for at-risk and underemployed inner-city youth.

Mr. Hardej is a frequent public speaker and an advocate for controlled environment agriculture and the good food movement. He has developed partnerships with federal, state and local governments, NGO’s and non-profits to promote the development of high-tech controlled environment farms where most people live – in the city centers. FarmedHere’s and his work has been published on BBC News, Associated Press, Forbes, Fast Company, Wired Magazine, Time, Al Jazeera America, Chicago Tribune and many more media outlets around the U.S. and the Globe.

In 2014 Mr. Hardej was appointed by the Governor of Illinois Hon. Pat Quinn to participate in the Governor’s Local Food, Farms and Jobs Council. Additionally, Mr. Hardej consulted with several municipal bodies including Las Vegas, City of London and New York City on regulatory policies and feasibility for the development of Urban Vertical Farms. He is a sitting judge for the 2016 International Vertical Farm Award by the Association of Vertical Farming.

As a member of the Board, Mr. Hardej will contribute the benefits of his executive leadership and management experience in real estate, architectural design, product merchandising, food safety regulation and vertical farming development and operations. His contributions and deep understanding of all aspects of our business, products and markets will provide substantial experience to expand our operations, guide management and attract clients.

Potential Future Management Changes

The proposed combination with Alamo CBD, in which Alamo CBD would become a wholly owned subsidiary of Indoor Harvest Corp and the proposed creation of a minority owned subsidiary, The Harvest Group, would lead to potential changes in the management of the Company. Under the current terms, the Officers and Directors of Indoor Harvest would resign upon consummation of the combination with Alamo CBD. The Officers and Directors of Alamo CBD would replace the Officers and Directors exiting Indoor Harvest. Upon signing of a definitive agreement, shareholders will be required to vote on the combination with Alamo CBD and the proposed changes in management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Our directors and executive officers have filed such reports as required.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company's last two completed fiscal years for all services rendered to the Company.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Chad Sykes	2016	70,000	0	0	0	0	0	0	70,000
CEO, Secretary	2015	70,000	0	25,500	0	0	0	0	95,500

John Choo	2016	95,272	0		0	0	0	0	95,272
President	2015	50,000	5,000	164,393	0	0	0	0	219,393

John Zimmerman	2016	0		66,000	0	0	0	0	66,000
Vice President(2)	2015	0	0	0	0	0	0	0	0

_____________________

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.

(2)	On April 8, 2016, Mr. Zimmerman was elected as Vice President of Business Development.

Narrative Disclosure to Summary Compensation Table

Our arrangements with management described in the table are as follows:

Chad Sykes

During fiscal year 2015, Mr. Sykes was our only executive officer and was compensated $70,000 in annual salary. In May 2015, the Company issued 50,000 shares of Common Stock to Chad Sykes, our CEO with a valuation of $25,500 ($0.51/share) at the most recent trading price per share of the Company’s stock. The base salary paid to Mr. Sykes for fiscal year 2015 constituted approximately 74.11% of the total compensation paid to Mr. Sykes as set forth in the “Total” column in the Summary Compensation Table.

Mr. Sykes earned total cash compensation for his services to the Company in fiscal year 2016 in the amount of $70,000. This represents his annual base salary for fiscal 2016.

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

Mr. Choo earned total cash compensation for his services to the Company in fiscal year 2016 in the amount of $95,272.

John Zimmerman

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

Compensation

(a) Base Salary

(i) Salary. $70,000 per year ("Base Salary")

(ii) Adjustments. The Base Salary may be increased, or decreased, from time to time during the term of this Agreement in the sole discretion of the Board of Directors based on the Company's ability to pay.

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

Agreement with John Zimmerman

We entered into an Executive Employment Agreement as of April 8, 2016, with John Zimmerman (the "Executive"). The principal terms of the Agreement are as follows:

Terms of Employment

(a) Position. Company hereby employs the Executive as Vice President of Business Development, and the Executive accepts such employment with Company subject to the terms and conditions of this Agreement.

(b) Duties. Executive shall have such duties and responsibilities as may be assigned by the Board of Directors not inconsistent with the position.

(c) Dedication. Executive shall devote his full business time and best efforts to the business and affairs of the Company.

(d) Performance. Executive shall faithfully and diligently perform Executive’s duties in conformity with the directions of the Company and serve the Company to the best of Executive’s abilities.

(e) Permitted Activities. Executive may:

(i) serve on industry, trade, civic or charitable boards or committees;

(ii) engage in charitable activities and community affairs; and

(iii) manage personal investments, as long as such activities do not materially interfere with the performance of Executive's duties and responsibilities.

Compensation

(a) Incentive Compensation. During the term of employment, the Executive shall be eligible to participate in any equity-based incentive compensation plan or program adopted by the Board of Directors.

(i) Commissioned Sales. Executive shall not receive an annual base salary. Instead, the Executive shall receive a percentage of closed projects as follows:

•	5% on Purchase Orders (facilities and production finishing hardware) minus taxes, fees and shipping for sole sourced projects that lead to a signed Design Build Agreement.

•	5% of Facilities portion of Purchase Order only on signed Design Build agreements brought in from Authorized Dealers.

•	Discretionary % split agreed to by Executive on a case-by-case basis for supporting services he chooses to bring into closing an agreement.

•	Compensation payments dispersed at the same % rate as the contractually agreed client payments schedule is received from the client/finance group (ie: 5% down, 50% at Purchase Order, 45% at shipping etc.)

ii) Equity. Executive, or an entity controlled by the executive such that the executive is deemed the sole beneficial owner under SEC Rule 13d-3, shall receive a total of 100,000 shares of restricted common stock upon execution of this agreement.

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

Term of Employment

(a) Initial Term. The term of the Executive's employment under this Agreement shall commence on the Effective Date and continue until April 8, 2016 (the "Term"), unless his employment is sooner terminated by the Board of Directors.

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

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal years ended December 31, 2015 or 2016.

Stock Option Plan

We currently do not have a stock option plan. On December 31, 2015, the Company terminated its 2015 stock option plan. We do not currently have an incentive plan that provides compensation intending to serve as an incentive for performance.

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by the Company during the year ended December 31, 2016.

Name (1)	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chad Sykes	0	0	0	0	0	0	0

John Choo (1)	0	19,574	0	0	0	0	19,574

John Zimmerman (2)	0	49,552	0	0	0	0	49,552

PawelHardej (3)	0	13,512	0	0	0	0	13,512

_______

(1)	On March 13, 2015, we entered into a Director Agreement with John Choo. The Agreement provides Mr. Choo will be compensated as follows:

A. Expenses. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

B. Stock Awards. The Company shall award to the Director 166,560 shares of Common Stock. The table below sets forth the award date, amount and vesting date.

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

(2) On April 15, 2015, we entered into a Director Agreement with John Zimmerman. The Agreement provides Mr. Zimmerman will be compensated as follows:

A. Expenses. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

B. Stock Awards. The Company shall award to the Director 166,560 shares of Common Stock. The table below sets forth the award date, amount and vesting date.

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

(3) On May 9, 2016, we entered into a Director Agreement with Pawel Hardej. The Agreement provides Mr. Hardej will be compensated as follows:

A. Expenses. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

B. Stock Awards. The Company shall award to the Director 166,560 shares of Common Stock. The table below sets forth the award date, amount and vesting date.

Date of Award	Number of Shares	Date of Vesting
May 9, 2016	20,820	August 9, 2016
August 10, 2016	20,820	November 10, 2016
November 11, 2016	20,820	February 11, 20176
February 12, 2017	20,820	May 12, 2017
May 13, 2017	20,820	August 13, 2017
August 14, 2017	20,820	November 14, 2017
November 14, 2017	20,820	February 14, 2018
February 15, 2018	20,820	May 9 ,2018
Total	166,560

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

Name	Number of Shares of Common stock	Percentage
Chad Sykes *	4,674,000	28.7%
John Choo *	459,160	2.8%
John Zimmerman *	224,920	1.4%
Pawel Hardej *	20,820	0.13%
Zhou Ying	817,666	5%

* All executive officers and directors as a group [4 persons]	5,378,900	33.036%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 15,213,512 shares of common stock outstanding as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions in 2015 or 2016.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

RBSM LLP was our independent auditor for the fiscal year ended December 31, 2015 and Thayer & Oneal was our independent auditor for December 31, 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2015 and 2016.

	2015	2016

Audit Fees	$38,151	$39,826
Audit-Related Fees	14,000	17,500
Tax Fees	375	-
All Other Fees	-	-
Total	$52,526	$57,326

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

_______

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

Indoor Harvest, Corp., a Texas corporation

INDOOR HARVEST, CORP.

April 17, 2017	By:	/s/ John Choo
John Choo
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Choo	Principal Executive Officer,	April 17, 2017
Principal Accounting Officer and Principal Financial Officer and Director

/s/ Chad Sykes	Director, Chief Innovation Officer	April 17, 2017

/s/ John Zimmerman	Director, Vice President	April 17, 2017

/s/ Pawel Hardej	Director	April 17, 2017

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

________

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

