Form 10-Q
period 2017-03-31
Indoor Harvest Corp
filed 2017-05-22
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File Number:

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

5300 East Freeway Suite A Houston, Texas 77020
(Address of principal executive offices)

713-410-7903
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former phone number, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 22, 2017 there were 19,073,352 shares issued and outstanding of the registrant's common stock.

INDOOR HARVEST CORP

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP
BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$147,434	$78,219
Accounts receivable	-	34,853
Other receivable	7,323	7,323
Inventory	2,360	2,360
Total current assets	157,117	122,755

Furniture and equipment, net	146,252	158,418
Security deposit	12,600	12,600
Investment in joint venture	250,000	-
Intangible asset, net	7,178	7,604
Total assets	$573,147	$301,377

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$52,726	$55,797
Convertible note payable, net of debt discount of $0 and $152,617, respectively	-	122,383
Note payable, net of discount of $116,895 and $15,714, respectively	158,105	209,786
Accrued payroll	-	7,142
Deferred rent	7,945	8,513
Note payable - current portion	6,965	6,790
Billings in excess of costs and estimated earnings	20,155	20,155
Total current liabilities	245,896	430,566

Long term liabilities:
Note payable	18,534	20,342
Total liabilities	264,430	450,908

Stockholders' equity:
Series, A Convertible Preferred stock: $0.01 par value, 5,000,000 shares authorized; 0 and 250,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	2,500
Common stock: $0.001 par value, 50,000,000 shares authorized; 19,073,352 and 15,213,512 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	19,073	15,213
Additional paid-in capital	5,342,669	3,829,528
Accumulated deficit	(5,053,025)	(3,996,772)
Total stockholders' equity/(deficit)	308,717	(149,531)

Total liabilities and stockholders' equity	$573,147	$301,377

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2017	2016

Revenue	$-	$22,294

Cost of sales	11,735	16,798

Gross income (loss)	(11,735)	5,496

Operating expenses
Depreciation and amortization expense	$13,141	$12,573
Research and development	737	3,030
Professional fees	90,547	57,272
General and administrative expenses	622,403	243,460
Loss from operations	726,828	316,335

Other income (expense)
Other income (expense)	2	7
Interest expense	(112,685)	(1,210)
Amortization of debt offering costs	-	(978)
Amortization of debt discount	(205,007)	(8,655)
Total other income (expense)	(317,690)	(10,836)

Net loss	$(1,056,253)	$(321,675)

Net loss per common share:
Net loss per share, basic and diluted	$(0.06)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	16,816,214	11,583,326

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Series A Convertible Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	-	-	2,060,000	2,060	821,940	-	824,000
For services, net of debt offering costs	-	-	1,049,840	1,050	460,880	-	461,930
Convertible debt converted into common stock	-	-	333,333	333	99,667	-	100,000
Beneficial conversion feature	-	-	-	-	95,333	-	95,333
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	-	33,238
Net loss, for the three months ended March 31, 2017	-	-	-	-	-	(1,056,253)	(1,056,253)

Balances, March 31, 2017	-	$-	19,073,352	$19,073	$5,342,669	$(5,053,025)	$308,717

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,056,253)	$(321,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,141	12,573
Amortization of original issue discount	-	1,100
Amortization of debt discount	205,007	7,553
Amortization of debt offering costs	-	978
Stock issued for services - related party	109,930	25,609
Stock issued for services	352,000	50,478
Change in operating liability:
(Increase) Decrease in deferred rent	(568)	188
(Increase) Decrease in accounts receivable	34,853	(1,236)
Increase in prepaid expense	-	(1,035)
(Decrease) Increase in accounts payable and accrued expenses	(3,071)	27,322
Decrease in accrued compensation - officers	(7,142)	-
Increase in costs and estimated earnings in excess of billings	-	68,386
Decrease in accrued compensation	-	(971)
Net cash used in operating activities	(352,103)	(130,730)

Cash flows from investing activities:
Investment in joint venture	(250,000)
Purchase of equipment and software	(550)	(911)
Net cash used in investing activities	(250,550)	(911)

Cash flows from financing activities:
Repayments of note payable	(227,132)	(1,474)
Proceeds from convertible note payable, less offerings costs and OID costs paid	-	230,000
Repayment of convertible note	(175,000)	-
Proceeds from demand note payable, less OID costs paid	250,000	-
Issuance of common stock for cash	824,000	50,000
Net cash provided by financing activities	671,868	278,526

Increase in cash and cash equivalents	69,215	146,885
Cash and cash equivalents at beginning of period	78,219	100,906
Cash and cash equivalents at end of period	$147,434	$247,791

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$682	$840
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$95,333	$154,416
Shares issued for debt issuance costs	$-	$143,500
Settlement of convertible note into common shares	$100,000	$-
Conversion of preferred shares into common shares	$2,500	$-

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

Indoor Harvest Corp is a Design-Build contractor for the vertical farming and indoor farming industry. The Company’s principal lines of business are engineering, procurement and construction services as well as the manufacture of a variety of indoor farming fixtures and equipment. The Company provides its products and services worldwide for controlled environment and building integrated agricultural operators.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

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

Accounts Receivable and Work in Progress

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at March 31, 2017 and December 31, 2016. The Company records revenue based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset in the balance sheet as costs and estimated earnings in excess of billings. Unearned billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process (See Note 7).

Inventories

Inventory consists primarily of raw materials and packaging materials and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. Inventory is comprised of raw materials such as steel for our framing systems and packaging materials such as boxes and pallets valued at $2,360 at both March 31, 2017 and December 31, 2016.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will generate revenue from the design and installation of the equipment.

Revenue from construction contracts are reported under the percentage of completion method for financial statement purposes. The estimated revenue for each contract reflected in the financial statements represent that percentage of estimated total revenue that costs incurred to date bear to estimated total costs, based on the Company’s current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and revenue estimates during the course of the work are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Billing practices for these projects are governed by the contract terms of each project based upon actual costs incurred, achievement of milestones, or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage of completion method of accounting. With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.

Stock Based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in stock based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).

Loss per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

The Company has the following common stock equivalents for the three months ended March 31, 2017 and 2016, respectively:

	March 31, 2017	March 31, 2016
Convertible debt (exercise price - $0.30/share)	916,667	908,333

Fair Value of Financial Instruments

The Company adopted ASC Topic 820 Fair Value Measurements for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value and provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturity. Debt classified as Level 2 in the fair value hierarchy represent notes payable, net of debt discount, of $158,105 and $209,786 at March 31, 2017 and December 31, 2016, respectively, and convertible notes payable of $0 and $122,383 at March 31, 2017 and December 31, 2016, respectively..

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

FASB ASC 740 establishes a more likely than not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table:

Asset Description	Estimated Useful Life (Years)
Furniture and equipment	3 - 5
Tooling equipment	10
Leasehold improvements	*

__________

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the three months ended March 31, 2017 and 2016.

Intangible Assets consist of the following at March 31, 2017 and December 31, 2016:

Classification	March 31, 2017	December 31, 2016
Domain Name	$2,000	$2,000
Facilities Manager’s Package Online	1,023	1,023
MLC CD Systems (software)	7,561	7,561
Total	10,584	10,584
Less: Accumulated amortization	(3,406)	(2,980)
Intangible Assets, net	$7,178	$7,604

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Research and development expense	$737	$3,030

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense for the three months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Advertising expense	$9,852	$32,830

Reclassifications

Certain expense items have been reclassified in the statement of operations for the three months ended March 31, 2016, to conform to the reporting format adopted for the three months ended March 31, 2017.

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

The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 201602, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

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

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss of 1,056,253, net cash used in operations of $352,103 and has an accumulated deficit of $5,053,025, for the three months ended March 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The business plan of the Company is to engage in the design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture ("CEA") and Building Integrated Agriculture ("BIA"). During the next twelve months, the Company's strategy is to: complete ongoing product development; commence product marketing, product assembly and sales; construct a demonstration CEA and BIA farm; and offer design-build services. The Company's long-term strategy is to direct sale, license and franchise their patented technologies and methods.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2017 and December 31, 2016:

Classification	March 31, 2017	December 31, 2016
Furniture and equipment	$124,379	$123,829
Tooling equipment	27,015	27,015
Leasehold improvements	57,780	57,780
Computer equipment	8,933	8,933
Research and development lab	59,482	59,482
Total	277,589	277,039
Less: Accumulated depreciation and amortization	(131,337)	(118,621)
Property and equipment, net	$146,252	$158,418

Depreciation expense for the three months ended March 31, 2017, totaled $12,716.

NOTE 4 – COMMITMENTS & CONTINGENCIES

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

The parties will work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use, as the case may be:

•	In Texas, pursuant to the Texas Compassionate Use Act, as may be amended;

•	In Colorado, pursuant to recent Colorado legislation permitting foreign ownership of entities that grow and/or dispense marijuana products for medical and/or consumer use; and

•	Pursuant to recent United States Drug Enforcement Administration regulations which expand the Opportunities for entities providing research involving marijuana and its chemical constituents, as referenced in 21 U.S.C. 822(a)(1) and 21 U.S.C. 823(a), et. seq.

To establish Alamo CBD as a supplier of a variety of medical use cannabis oil to Vyripharm for Vyripharm’s use in conducting research and development to create novel pharmaceutical and radiopharmaceutical compounds designed to image and treat certain debilitating diseases including, but not limited to epilepsy, post-traumatic stress disorder, Alzheimer’s, ALS, and other neurodegenerative diseases; and to establish Indoor Harvest as the project developer and engineering, procurement and construction group, in which Indoor Harvest is responsible for costs and efforts related to Alamo CBD's efforts to become licensed under the Texas Compassionate Use Act and to meet its obligations under this Joint Venture agreement.

The initial term of the Joint Venture shall be five (5) years following the Effective Date, and the Agreement may be extended beyond the Initial Term by mutual consent of the Parties.

Pursuant to the Agreement, IHI has agreed to contribute a total of $5,000,000 based on $1,000,000 per year for each of the first five (5) years of the Initial Term. The first payment of $1,000,000 shall be paid to Vyripharm no later than four (4) days following the Effective Date, and the remaining four (4) annual payments shall be paid by IHI to Vyripharm on each of the following one (1) year anniversaries of the Effective Date. If IHI should fail to timely pay the initial $1,000,000 as set forth above, this Agreement shall terminate and neither Party shall have further obligation to the other. If IHI should fail to pay the second $1,000,000 payment within thirty (30) days following the second anniversary of the Effective Date, then this Agreement shall terminate and Alamo CBD shall forfeit four-fifths (4/5) of its revenue share from any product that has been developed or is subsequently developed by Vyripharm which uses cannabis oil or processes supplied to Vyripharm by IHI. If IHI should fail to pay the third $1,000,000 payment within thirty (30) days following the third anniversary of the Effective Date, then this Agreement shall terminate and IHI shall forfeit three-fifths (3/5) of its revenue share from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by IHI. If IHI should fail to pay the fourth $1,000,000 payment within thirty (30) days following the fourth anniversary of the Effective Date, then this Agreement shall terminate and IHI shall forfeit four-fifths (2/5) of its revenue share from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by IHI. If IHI should fail to pay the fifth $1,000,000 payment within thirty (30) days following the fifth anniversary of the Effective Date, then this Agreement shall terminate and IHI shall forfeit one-fifth (1/5) of its revenue share from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by IHI. Except for cost sharing for the filing of, prosecuting and maintaining any joint patent applications pursuant to Paragraph 6 of this Agreement, and unless the Parties mutually agree, IHI shall have no further financial obligations under this Agreement during the Initial Term. The Parties shall otherwise bear their own costs in carrying out their respective responsibilities under this Agreement.

Note1: Due to the Fees and schedule that Vyripharm must attained with the institutions in the TMC the only pay out structure that we can approve is the following: The first $1,000,000 shall be paid as follow: Option 1) Upfront all the $1,000,000.00 for the year if excess funds are raised (Over the $10,250,000), Option 2) 5% of funds up to $10,250,000, which are raised from presentations to investors in which Vyripharm participates; Option 3) if less than $10,250,000 is raised in 2017, then IHI will/should make a $250,000 down payment to Vyripharm, and pay another $250,000 at the end of the 2nd quarter of 2017. If IHI does not have the funds to pay another $250,000 in the 3rd quarter of 2017, then that payment can be pushed back to the 4th quarter with the final payment of $500,000 owed to Vyripharm in or at the end of the 4th quarter of 2017

As of March 31, 2017, the Company paid $250,000 down payment as required by the agreement.

Deferred rent payable at March 31, 2017 was $7,945. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the three months ended March 31, 2017 and 2016, were:

	Three Months Ended
	March 31, 2017	March 31, 2016
Rent expense	$18,639	$12,788

NOTE 5 - CONCENTRATIONS

At March 31, 2017 and December 31, 2016, the Company had concentrations of accounts receivable of:

Customer	March 31, 2017	December 31, 2016
Tweed, Inc.	-%	100%

For the three months ended March 31, 2017 and 2016, the Company had a concentration of sales of:

Customer	March 31, 2017	December 31, 2016
University of Arizona CEAC	-%	6%
GSS Colorado	-%	22%
ER Michigan	-%	55%
PH Research Platform	-%	17%

NOTE 6 - WORK IN PROCESS

Work in progress as of March 31, 2017 and December 31, 2016, consisted of the following:

Description	March 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$80,620	$80,620
Estimated earnings	-	-
Less: Billings to date	(100,775)	(100,775)
Total	(20,155)	(20,155)

Reflected in balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$-	$-
Billings in excess of costs and estimated earnings on contracts in process	20,155	20,155
Total	$20,155	$201,55

NOTE 7 - NOTE PAYABLE

On June 5, 2015, the Company entered into a five year loan agreement totaling $36,100. The loan carries interest at a rate of 10.25%. The balance at March 31, 2017 and December 31, 2016 is $25,499 and $27,132, respectively.

NOTE 8 - DEBT AND CONVERTIBLE LOAN PAYABLE

Convertible Note Payable

On March 20, 2017, the Company settled $225,500 in principal and interest, plus 115% multiplied by the principal amount of $225,500 plus accrued interest of $8,846 on the principal amount of a promissory note with Chuck Rifici Holdings, Inc originally dated September 26, 2016. The Company settled the amount owed by paying $269,498 in cash. The Company was released from any further liability under this Rifici Note upon payment of this amount.

On March 20, 2017, the Company settled $275,000 in principal and interest, plus 115% multiplied by the principal amount of $275,000 plus accrued interest of $7,333 on the principal amount of a promissory note with FirstFire Global Opportunities Fund, LLC originally dated October 19, 2016 and December 12, 2016. The Company settled the amount owed by paying $252,917 in cash and issuing 333,333 shares of common stock with a fair value of $100,000 based upon the conversion price of $0.30 per share. The Company was released from any further liability under this FirstFire Global Opportunities Fund, LLC Note upon payment of this amount.

On March 24, 2017, the Company entered into a securities purchase agreements with Tangiers Global, LLC, relating to the issuance and sale of notes of $550,000 in aggregate principal amount including $250,000 actual payment of purchase price plus a 10% original issue discount.

The notes carry an interest on the unpaid principal amount at the rate of 8% per annum. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 18% per annum from the due date until the same is paid. The March 24, 2017 note matures on November 24, 2017 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the following:

Days Since Effective Date	Prepayment Amount
Under 90 days	115% of principal amount
91 - 135 days	120% of principal amount
136 - 180 days	155% of principal amount

After 180 days from the effective date of this note may not be prepaid.

The notes convert into shares of Common Stock at a price equal to $0.30; provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 65% multiplied by the lowest sales price of the Common Stock in a public market during the fifteen (15) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note). For the three months ended March 31, 2017, the Company received $275,000 proceeds less $25,000 in original issuance discount fee pursuant to the terms of this convertible note. For convertible debt, the convertible was not in default as of March 31, 2017, as a result, the Company will record a BCF and related debt discount.

For the three months ended March 31, 2017, the Company accrued $422 in accrued interest related to outstanding the note.

Debt Discount and Original Issuance Costs

During the three months March 31, 2017 and March 31, 2016, the Company recorded debt discounts and original issuance costs totaling $120,333 and $176,916, respectively.

The debt discounts recorded in 2017 and 2016, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant. (see Note 1 Fair Value Measurements).

The Company amortized $156,055 and $8,654 to interest expense during the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Debt discount, beginning of period	$152,617	$-
Additional debt discount	120,333	417,834
Amortization of debt discount	(156,055)	(265,217)
Debt discount, end of period	$116,895	$152,617

Debt Issuance Costs

During the three months ended March 31, 2017 and March 31, 2016, the Company paid debt issuance costs totaling $0 and $20,000, respectively.

During the three months ended March 31, 2017 and March 31, 2016, the Company amortized $0 and $978 of debt issue costs, respectively.

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Debt discount, beginning of period	$-	$-
Additional debt discount	-	20,000
Amortization of debt discount	-	(978)
Debt discount, end of period	$-	$19,022

NOTE 9 - RELATED PARTY TRANSACTIONS

On May 9, 2016, the Company entered into a Director Agreement with Pawel Hardej. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock over a two-year period as directed in the Director Agreement. As of March 31, 2017, the Company issued 166,560 shares of common stock having a fair value of $77,638 ($0.65-$0.44 per share) based upon the most recent trading price per share of the Company's common stock (See Note 10).

NOTE 10 - STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

During the third quarter 2016, the Company initiated a subscription agreement to offer accredited investors up to 1,000,000 units (“Unit”) of security, where each Unit consists of 1 (one) share of Series A Convertible Preferred Stock and 1 (one) Series A Warrant. The price per Unit is $0.50 for a maximum aggregate of 1,000,000 Units and maximum aggregate proceeds of $500,000. The stated value of each preferred stock is $0.50 and there are no dividends on the Series A Convertible Preferred Stock. The Warrants are exercisable at $0.50 per share and shall be exercisable for a period of one year.

From August 15 to August 29, 2016, the Company subscribed 250,000 Units to three investors for total proceeds of $125,000. Based on the fair value of the issued 250,000 warrants, $33,238 proceeds allocated as discount to the total $125,000 preferred stock. During the three months ended March 31, 2017 and 2016, the Company amortized $33,238 and $0 of debt discount related to the warrants, respectively. The remaining debt discount related to the warrants is $0.

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

Common Stock

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

On March 20, 2017, the Company settled the amount owed to FirstFire Global Opportunities Fund LLC by paying $252,917 in cash and issuing 333,333 shares of common stock with a fair value of $100,000 based upon the conversion price of $0.30/share (See Note 8).

Common Stock Warrants

On September 26, 2016, the Company entered into a promissory note with Chuck Rifici Holdings, Inc., relating to the issuance of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Note, the company issued) one year warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share (See Note 8).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	500,000	-	-
Granted	-	-	-
Exercised	-	-	-
Canceled/Forfeited	250,000	-	-
Balance March 31, 2017	250,000	$0.30	$0.49

For the three months ended March 31, 2017, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.30	250,000	0.49	25,000

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.30-0.50	500,000	0.69	32,500

Lattice Binomial model was used to value aggregate intrinsic value.

NOTE 11 – SUBSEQUENT EVENTS

From April 26, 2017 through May 3, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 750,000 shares of Series A Convertible Preferred Stock to 13 U.S. accredited investors at $0.40 per share for cash totaling $300,000.

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

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future and thus you should not unduly rely on these statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Overview

We are currently in the process of implementing a significant change in our business focus and structure. We are seeking to use the relationships and technology we have developed to become a registered producer and seller under the federal Controlled Substance Act (“CSA”) of pharmaceutical grade cannabis for research and targeted treatment of specific medical symptoms. We plan to discontinue our efforts to sell our current products and services related to vertical farming to include our branding, equipment and services. Instead, we will focus on licensing the use of our current branding, products and services exclusively for all cultivars except for cannabis to The Harvest Group, a new separate company with most of the same management as now, which we currently intend to spin off from our current business and in which we expect to retain a minority interest.

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

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of Common Stock to 17 U.S. accredited investors at $0.40 per share for cash totaling $824,000 and the Company and Alamo CBD agreed that sufficient capital had been raised to meet preconditions. The Company and Alamo CBD executed a Definitive Agreement on April 20, 2017 which is summarized below:

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

The remaining four (4) annual payments shall be paid by Indoor Harvest to Vyripharm on each of the following one (1) year anniversaries of the Effective Date. If Indoor Harvest should fail to timely pay the initial $1,000,000 as set forth above, this Agreement shall terminate and neither Party shall have further obligation to the other. If Indoor Harvest should fail to pay the second $1,000,000 payment within thirty (30) days following the second anniversary of the Effective Date, then this Agreement shall terminate and Alamo CBD shall forfeit four-fifths (4/5) of its revenue share as set forth in Paragraph 7 of the Agreement from any product that has been developed or is subsequently developed by Vyripharm which uses cannabis oil or processes supplied to Vyripharm by Indoor Harvest. If Indoor Harvest should fail to pay the third $1,000,000 payment within thirty (30) days following the third anniversary of the Effective Date, then this Agreement shall terminate and Indoor Harvest shall forfeit three-fifths (3/5) of its revenue share as set forth in Paragraph 7 of the Agreement from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by Indoor Harvest. If Indoor Harvest should fail to pay the fourth $1,000,000 payment within thirty (30) days following the fourth anniversary of the Effective Date, then this Agreement shall terminate and Indoor Harvest shall forfeit two-fifths (2/5) of its revenue share as set forth in Paragraph 7 of the Agreement from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by Indoor Harvest. If Indoor Harvest should fail to pay the fifth $1,000,000 payment within thirty (30) days following the fifth anniversary of the Effective Date, then the Agreement shall terminate and Indoor Harvest shall forfeit one-fifth (1/5) of its revenue share as set forth in Paragraph 7 of the Agreement from any product that has been developed or is subsequently developed by Vyripharm which uses medical cannabis oil or processes supplied to Vyripharm by Indoor Harvest. Except for cost sharing for the filing of, prosecuting and maintaining any joint patent applications pursuant to Paragraph 6 of the Agreement, and unless the Parties mutually agree, Indoor Harvest shall have no further financial obligations under this Agreement during the Initial Term. The Parties shall otherwise bear their own costs in carrying out their respective responsibilities under this Agreement.

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

Current Projects

As part of our proposed spin-off described above, the Company would license the use of the Company’s branding, products and services to The Harvest Group exclusively for all cultivars except for cannabis.

Design-Build, EPCM Agreements

On July 6, 2016, we entered into Phase Two of our Cannabis Production Pilot Agreement with Canopy Growth Corporation and signed a design-build, EPCM, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a High Pressure Aeroponic (“HPA”) production system to include facility integration and controls for an economic pilot. The production system will include 13 HPA units and a Nutrient Dispensing System (pump skid). Additional costs for mechanical, electrical, plumbing and controls will be invoiced prior to hardware shipment and onsite installation under a cost-plus agreement. The Company has received $100,796 in purchase orders under this agreement as of December 31, 2016. This project is expected to be completed in late May 2017.

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

Our current projects involve both Equipment Sales and Design-Build/Engineering, Procurement and Construction Projects, with the status of each as of March 31, 2017 as set forth below.

Project	Facility Type	Project Type	Project Status as of December 31, 2016	Equipment Price/Design Fee Total	ROM Estimate [1]

IGES Johnstown	Produce	EPCM	0% Completed	N/A	$11,374,500

Tweed	Cannabis	Equipment Installation	75% Completed	$100,796	N/A

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

Our current sales pipeline consists of six facility build discussions with four in early to mid-stage discussions and two in late stage negotiations. The company is pursuing final agreements applicable for the stage of development the client is in. There is no guarantee of success regarding these agreements or that applicable project revenue will be fully recognized until the agreements and final budget negotiations are complete.

Below is a table showing the Company's current sales pipeline status update as of March 31, 2017:

Project-Client	Facility Type	Scoped [1]	DB Phase 1 Contract Sent [2]	DB Phase 2 Contract Sent [3]	Design Fee/ROM Estimate [4]

IGES/Welland	Produce		☒		$3,970,000
IGES/Tyendenag	Produce			☒	$2,441,000
IGES/Kingston	Produce	☒			$3,970,000
IGES/Galipeau	Produce	☒			$5,960,841
IGES/Easton	Produce	☒			$4,500,000
Alamo CBD	Cannabis	☒			$22,500,000

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

Results of Operations

For the period ended March 31, 2017 we generated revenue of $0 with cost of sales of $11,735 resulting in gross income loss of $11,735. For the period ended March 31, 2016 we generated revenue of $22,294 with cost of sales of $16,798 resulting in gross income of $5,496 and gross margin of 25%.

For the period ended March 31, 2017, we incurred $726,828 of operating expenses compared to $316,335 of operating expenses for the period ended March 31, 2016. This represents a 130% increase quarter over quarter. The increase in our operating expenses was due to increases in payroll costs, building lease costs, increased operational activities and professional expenses related to being a publicly traded Company.

Our expenses related to research and development for the period ended March 31, 2017 and March 31, 2016 were $737 and $3,030, respectively, representing a 76% decline quarter over quarter. The decrease in research and development expenses was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of March 31, 2017, we had total liabilities of $264,430, while at March 31, 2016, we had total liabilities of $450,908, representing a 41% decrease quarter over quarter. The decrease was the result of recapitalization and repayment of debt.

Deferred rent payable at March 31, 2017 was $7,945. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of March 31, 2017, we had $157,117 in total current assets. We had current liabilities of $264,430 as of March 31, 2017. Accordingly, we had a working capital deficit of $107,313 as of March 31, 2017.

Operating activities used $352,103 in cash for the period ended March 31, 2017, as compared with $130,730 used for the period ended March 31, 2016, representing a 169% increase quarter over quarter. Our increase in cash used in operating activities was due to increased operations and services rendered during the periods reported. Our negative operating cash flow for the period ended March 31, 2017, was mainly a result of our net loss for the period, offset by the effects of depreciation, loss on the sale of the asset, stock issued for services, increase in accounts receivable, inventory and prepaid expense, the increase in accounts payable and accrued liabilities and decrease in costs and estimated earnings in excess of billings for the ongoing projects, the decrease in accrued compensation and a decrease in deferred rent.

Investing activities for the period ended March 31, 2017 used $250,550 in cash, as compared with using $911 for the period ended March 31, 2016.

Financing activities for the period ended March 31, 2017 generated $671,868 in cash, as compared with $278,526 for the period ended March 31, 2016. Proceeds from financing activities consisted primarily of proceeds from the issuance of common stock for cash and the issuance of convertible notes.

Cash Requirements: Current Operational Activities

We have begun cost cutting measures as a result of our business plan changes and reduced our average monthly cash burn rate by 31%. Our estimated minimum day-to-day operational costs, exclusive of those costs in our Plan of Potential Future Operations for the next 12 months, as set forth before, are estimated to be approximately $300,000 to maintain current operational activities during the next 12 months. Our minimal annual operating expenses includes $217,000 in payroll expenses, our lease agreement for our 10,000 sq. ft. facility of $58,512 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $75,000 in costs related to maintaining our publicly traded status over the next 12 months.

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

Existing Cash and Operational Cash Flow

As of May 12, 2017, we had $203,502 in cash and $3,378 in available credit facilities. We are actively engaged in a number of current projects which are generating cash flow. In addition to the key projects already discussed, our current sales pipeline consists of 6 facility build discussions. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

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

On March 20, 2017, the Company settled $269,498 in principal, interest and prepayment penalties on a Promissory note with Chuck Rifici Holdings, Inc originally dated September 26, 2016. The Company settled the amount owed by paying $269,498 in cash. The Company was released from any further liability under this Rifici Note upon payment of this amount.

FirstFire October Note for $125,000

On October 19, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, relating to the issuance and sale of a promissory note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price plus a 10% original issue discount.

On March 20, 2017, the Company settled $177,604 in principal, interest and prepayment penalties on a Promissory note with FirstFire Global Opportunities Fund, LLC, originally dated October 19, 2016. The Company settled the amount owed by paying $77,604 in cash and by issuing 333,333 shares of Common Stock at the fixed conversion price of $0.30 per share for a total value of $100,000. The Company was released from any further liability under the FirstFire Note upon delivery of these amounts of cash and stock.

FirstFire December Note for $125,000

On December 14, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, relating to the issuance and sale of a promissory note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price plus a 10% original issue discount.

On March 20, 2017, the Company settled $175,313 in principal, interest and prepayment penalties on a Promissory note with FirstFire Global Opportunities Fund, LLC, originally dated December 14, 2016. The Company settled the amount owed by paying $175,313 in cash. The Company was released from any further liability under this FirstFire Note upon payment of this amount.

Rule 506(b) Private Common Stock Offering

From February 22, 2017 through March 15, 2017, the Company sold 2,060,000 shares of Common Stock to 17 U.S. accredited investors at $0.40 per share for cash totaling $824,000. The Common Stock was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

Convertible Note

On the Closing Date, the Company issued a Note in the aggregate $550,000 in face value, which will, by the principal terms:

•	Bear guaranteed interest at 8% (the “Interest”) on the unpaid principal amount. Any Principal Amount or Interest which is not paid when due shall bear interest at the rate of 18% per annum or the highest rate permitted by law per annum from the due date until the same is paid (the “Default Interest”);

•	Mature on November 28, 2017 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the Buyer of an amount in cash equal to the sum of 115% under 90 days, 120% within 91-135 days, 125% within 136-180 days from the effective date, multiplied by the Principal Amount plus accrued and unpaid interest on the Principal Amount to the optional prepayment date plus default interest, if any.

•	Convert into shares of Common Stock at a price equal to $0.30; provided, however that if the Note is not retired on or before the Maturity Date, the Maturity Default Conversion Price shall be equal to the lower of: (i) the Fixed Conversion Price or (ii) 65% multiplied by the lowest trading price of the Company’s Common Stock in the fifteen (15) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion (as defined in the Note).

Events of Default

Subject to applicable cure periods and delivery of written notice to the Company if applicable, the Notes shall become immediately due and payable upon occurrence of an Event of Default (as defined in the Note) and the conversion price shall be adjusted as set forth in the Notes if applicable.

The Note was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Rule 506(b) Private Series A Convertible Preferred Stock Offering

From April 26, 2017 through May 3, 2017, the Company sold a total of 750,000 shares of Series A Convertible Preferred Stock to 13 U.S. accredited investors at $0.40 per share for cash totaling $300,000.

The Series A Convertible Preferred Stock was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, exclusive of the costs related to our Planned Operations for the next 12, months as set forth above, the Company currently believes that it has sufficient operating capital with a combination of funding sources described above to continue our current operations for the next 12 months. There is no assurance, however, that we will obtain the anticipated funds from our funding sources. If we do not obtain additional funding, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months. As of March 22, 2017, the Company had laid-off two employees and had begun cost cutting measures in anticipation of our potential combination with Alamo CBD, LLC.

We cannot guarantee we will be successful in our business operations, both current and potential future operations as described above. Further, we cannot guarantee that we will have sufficient financial resources to fund current operational activities and additional planned operational activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must continue to execute our business plan as described above.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

From February 22, 2017 through March 15, 2017, the Company sold a total of 2,060,000 shares of Common Stock to 17 U.S. accredited investors at $0.40 per share for cash totaling $824,000.

On March 20, 2017, the Company's Series A Preferred Convertible Stock shareholders ("Series A Holders") each voted to remove the provisions of Section 5(iii) of the Series A Preferred Stock Designation. This action eliminated the “full ratchet protection” provision for adjustment in the Conversion Price and formula. Series A Holders agreed individually and as a group to convert their Series A Convertible Preferred Stock into Common Stock at a conversion price equal to $0.30 per share. A total of 250,000 shares of the Company's Series A Preferred Convertible Stock were converted into 416,667 shares of Common Stock. The Company recorded fair value of $175,000 ($0.42/share) based upon the most recent trading price per share of the Company’s stock.

On March 20, 2017, the Company settled $177,604 in principal, interest and prepayment penalties on a Promissory note with FirstFire Global Opportunities Fund, LLC originally dated October 19, 2016. The Company settled the amount owed by paying $77,604 in cash and by issuing 333,333 shares of Common Stock at the fixed conversion price of $0.30 per share for a total value of $100,000. The Company recorded fair value of $140,000 ($0.42/share) based upon the most recent trading price per share of the Company’s stock. The Company was released from any further liability under the FirstFire Global Opportunities Fund, LLC Note upon delivery of these amounts of cash and stock.

On March 24, 2017, the Company issued and sold an 8% Fixed Convertible Promissory Note to Tangiers Global, LLC, a Wyoming limited liability Company, in the aggregate principal amount of up to $550,000, with an initial consideration of $275,000 in aggregate principal amount including $250,000 actual payment of purchase price plus a 10% original issue discount.

The foregoing securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

Indoor Harvest Corp, a Texas corporation

TITLE	NAME	DATE	SIGNATURE

Principal Executive Officer	John Choo	May 22, 2017	/s/ John Choo

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ John Choo	John Choo	Principal Executive Officer,	May 22, 2017
Principal Financial Officer and Principal Accounting

