Form 10-Q
period 2017-06-30
Indoor Harvest Corp
filed 2017-08-14
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, there were 16,823,352 shares issued and outstanding of the registrant's common stock.

INDOOR HARVEST CORP

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP
BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$59,644	$78,219
Accounts receivable	-	34,853
Other receivable	7,323	7,323
Inventory	2,360	2,360
Prepaid expenses	8,632	-
Total current assets	77,959	122,755

Furniture and equipment, net	133,568	158,418
Security deposit	12,600	12,600
Intangible asset, net	6,750	7,604
Total assets	$230,877	$301,377

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$53,820	$55,797
Convertible note payable, net of debt discount of $72,200 and $152,617, respectively	202,800	122,383
Note payable, net of discount of $0 and $15,714, respectively	-	209,786
Accrued payroll	3,722	7,142
Deferred rent	7,376	8,513
Note payable - current portion	7,714	6,790
Billing in excess of costs and estimated earnings	-	20,155
Total current liabilities	275,432	430,566

Long term liabilities:
Note payable	16,110	20,342
Total liabilities	291,542	450,908

STOCKHOLDERS’ DEFICIT
Series, A Convertible Preferred stock: $0.01 par value, 5,000,000 shares authorized; 750,000 and 250,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7,500	2,500
Common stock: $0.001 par value, 50,000,000 shares authorized; 19,323,352 and 15,213,512 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	19,323	15,213
Additional paid-in capital	5,689,920	3,829,528
Accumulated deficit	(5,777,408)	(3,996,772)
Total stockholders' deficit	(60,665)	(149,531)

Total liabilities and stockholders' deficit	$230,877	$301,377

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenue	$-	$39,872	$-	$62,166

Cost of sales	2,694	27,122	14,429	43,921

Gross profit (loss)	(2,694)	12,750	(14,429)	18,245

Operating expenses
Depreciation and amortization expense	$13,112	$12,690	$26,254	$25,263
Research and development	887	5,641	1,625	8,672
Professional fees	276,361	18,650	366,908	75,922
General and administrative expenses	130,099	391,281	752,497	634,739
Total operating expenses	420,459	428,262	1,147,284	744,596

Loss from operations	(423,153)	(415,512)	(1,161,713)	(726,351)

Other income (expense)
Other income (expense)	9	-	11	-
Loss on investment in joint venture	(250,000)	-	(250,000)	-
Interest expense	(6,546)	(100,334)	(119,232)	(111,185)
Amortization of debt discount	(44,695)	-	(249,702)	-
Total other income (expense)	(301,232)	(100,334)	(618,923)	(111,185)

Net loss	$(724,385)	$(515,846)	$(1,780,636)	$(837,536)

Net loss per common share:
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	19,153,022	12,015,234	17,991,073	11,799,280

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Series A Convertible Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	-	-	2,060,000	2,060	821,940	-	824,000
For services, net of debt offering costs	-	-	1,299,840	1,300	515,630	-	516,930
Convertible debt converted into common stock	-	-	333,333	333	99,667	-	100,000
Beneficial conversion feature	-	-	-	-	95,333	-	95,333
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	-	33,238
Preferred stock for cash	750,000	7,500			292,501		300,001
Net loss for the six months ended June 30, 2017	-	-	-	-	-	(1,780,636)	(1,780,636)

Balances, June 30, 2017	750,000	$3,000	19,323,352	$19,323	$5,689,920	$(5,777,408)	$(60,665)

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,780,636)	$(837,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,254	25,263
Amortization of original issue discount	-	12,229
Amortization of debt discount	249,702	83,922
Amortization of debt offering costs	-	10,869
Stock issued for services - related party	109,930	143,527
Stock issued for services	407,000	119,216
Change in operating liability:
Decrease in deferred rent	(1,137)	(127)
(Increase) Decrease in accounts receivable	34,853	59,200
Increase in inventory	-	2,104
Increase in prepaid expense	(8,632)	(13,820)
(Decrease) Increase in accounts payable and accrued expenses	(1,977)	19,708
Decrease in accrued payroll	(3,420)	4,327
Increase in costs and estimated earnings in excess of billings	(20,155)	33,504
Decrease in accrued compensation	-	(961)
Net cash used in operating activities	(988,218))	(338,575))

Cash flows from investing activities:
Purchase of equipment and software	(550)	(5,798)
Net cash used in investing activities	(550)	(5,798)

Cash flows from financing activities:
Repayments of note payable	(228,807)	(2,987)
Proceeds from convertible note payable, less offerings costs and OID costs paid	-	230,000
Repayment of convertible note	(175,000)	-
Proceeds from demand note payable, less OID costs paid	250,000	-
Issuance of preferred stock for cash and warrants	300,000	-
Issuance of common stock for cash	824,000	50,000
Net cash provided by financing activities	970,193	277,013

Increase cash and cash equivalents	(18,575)	(67,360)
Cash and cash equivalents at beginning of period	78,219	100,906
Cash and cash equivalents at end of period	$59,644	$33,546

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$1,321	$1,642
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$95,333	$154,416
Shares issued for debt issuance costs	$-	$143,500
Settlement of convertible note into common shares	$100,000	$-
Conversion of preferred shares into common shares	$2,500	$-

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

Indoor Harvest Corp transitioned in the first half of 2017 from an Engineering, Procurement and Construction Management Company for the vertical farming industry, into a developer of personalized cannabis medicines, and a provider of advanced cultivation technology, methods and processes for cannabis production.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

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

Significant estimates include, but are not limited to the estimate of percentage of completion on construction contracts in progress at each reporting period which we rely on as a primary basis of revenue recognition, estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable and Work in Progress

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at June 30, 2017 and December 31, 2016. The Company records revenue based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset in the balance sheet as costs and estimated earnings in excess of billings. Unearned billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process (See Note 6).

Inventories

Inventory consists primarily of raw materials and packaging materials and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed to identify obsolete or damaged inventory and impaired values. Inventory is comprised of raw materials such as steel for our framing systems and packaging materials such as boxes and pallets valued at $2,360 at both June 30, 2017 and December 31, 2016.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will generate revenue from the design and installation of the equipment.

Revenue from construction contracts are reported under the percentage of completion method for financial statement purposes. The estimated revenue for each contract reflected in the financial statements represent that percentage of estimated total revenue that costs incurred to date bear to estimated total costs, based on the Company’s current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and revenue estimates during the work are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Billing practices for these projects are governed by the contract terms of each project based upon actual costs incurred, achievement of milestones, or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage of completion method of accounting. Except for claims and change orders that are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.

Stock Based Compensation

The Company recognizes stock based compensation in accordance with ASC 718-10, Stock Compensation. ASC 718-10 focuses on transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus in which an entity obtains employee services in stock based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).

Basic Loss per Share

Basic loss per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

The Company has the following common stock equivalents for the six months ended June 30, 2017 and 2016, respectively:

	June 30, 2017	June 30, 2016
Convertible debt (exercise price - $0.30/share)	916,667	908,333

Fair Value of Financial Instruments

The Company adopted ASC 820 Fair Value Measurements for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value and provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share based payments. ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. Debt classified as Level 2 in the fair value hierarchy represent note payable, net of debt discount, of $0 and $209,786 at June 30, 2017 and December 31, 2016, respectively, and convertible notes payable of $202,800 and $122,383 at June 30, 2017 and December 31, 2016, respectively.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740 “Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

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

Intangible Assets

The Company's intangible assets consist of the domain name and is accounted for as an indefinite lived intangible asset in accordance with ASC 350 "Goodwill and Other Intangible Assets" ("ASC 350"). It also includes software and is amortized over a 3-5-year period.

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the six months ended June 30, 2017 and 2016.

Intangible assets consist of the following at June 30, 2017 and December 31, 2016:

Classification	June 30, 2017	December 31, 2016
Domain name	$2,000	$2,000
Facilities Manager's Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(3,832)	(2,978)
Intangible assets, net	$6,750	$7,604

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Research and development expense	$887	$5,641	$1,625	$8,672

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense for the three and six months ended June 30, 2017 and 2016, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Advertising expense	$3,036	$-	$12,887	$-

Reclassifications

Certain balance sheet items have been reclassified at December 31, 2016 to conform to the reporting format adopted at June 30, 2017.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. The following pronouncements may impact future reporting of financial position and results of operations. Management is currently assessing implementation.

The FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805) clarifying the definition of a business. The amendment affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, the amendment is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.

The FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) providing new lease accounting guidance. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

The FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendment clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendment does not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendment is the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815 Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $1,780,636, net cash used in operations of $988,218 and has an accumulated deficit of $5,777,408, for the six months ended June 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management's plans which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity financings. The Company will likely rely upon related party debt or equity financing to ensure the continuing existence of the business.

The Company’s business plan is to engage in the design and development of commercial grade aeroponics fixtures and supporting systems for use in CEA and BIA cannabis production and to develop personalized cannabis medicines, as a provider of advanced cultivation technology, methods and processes. The Company provides the cannabis industry production platforms for CEA and BIA production. During the next twelve months, the Company's strategy is to:

•	complete ongoing product development;
•	advance product assembly and sales;
•	construct a demonstration cannabis CEA and BIA farm for marketing purposes;
•	offer design-build services to partners; and
•	establish its long-term strategy to directly sell, license and franchise its patented cannabis cultivation technologies and methods.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2017 and December 31, 2016:

Classification	June 30, 2017	December 31, 2016
Furniture and equipment	$124,379	$123,827
Tooling equipment	27,015	27,015
Leasehold improvements	57,780	57,780
Computer equipment	6,169	6,169
Research and development lab	63,177	63,177
Total	278,520	277,968
Less: Accumulated depreciation	(144,952)	(119,550)
Property and equipment, net	$133,568	$158,418

Depreciation expense for the six months ended June 30, 2017, totaled $25,402.

 NOTE 4 - COMMITMENTS & CONTINGENCIES

Alamo CBD and Vyripharm Joint Venture

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD, LLC (“Alamo CBD”) to enter discussions to combine and create a medical cannabinoids pharmaceutical group. Pursuant to the terms, the Company was required as a precondition, to raise, as necessary, up to $1,000,000 in capital by February 15, 2017, to pay off all existing debt, including convertible notes, owed by the Company. On February 15, 2017, the Company and Alamo CBD extended the terms of the preconditions until March 15, 2017.

On March 23, 2017 (the “Effective Date”), the Company entered into a Contractual Joint Venture Agreement by and between Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, collectively the Parties, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture” or “JV”). The intent of the Joint Venture was for the Parties to work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use:

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

•

To establish Alamo CBD as a supplier of a variety of medical use cannabis oil to Vyripharm for Vyripharm’s use in conducting research and development to create novel pharmaceutical and radiopharmaceutical compounds designed to image and treat certain debilitating diseases including, but not limited to drug-resistant epilepsy, post-traumatic stress disorder, Alzheimer’s, ALS, and other neurodegenerative diseases; and

•

To establish Indoor Harvest as the project developer and engineering, procurement and construction group, in which Indoor Harvest would be responsible for costs and efforts related to Alamo CBD's efforts to become licensed under the Texas Compassionate Use Act and to meet its obligations under this Joint Venture agreement.

The initial term of the Joint Venture as set forth in the JV Agreement was five (5) years following the Effective Date, and the JV Agreement could be extended beyond the Initial Term by mutual consent of the Parties.

Pursuant to the JV Agreement, IHI agreed to contribute a total of $5,000,000 based on $1,000,000 per year for each of the first five (5) years of the Initial Term. The first payment of $1,000,000 would be paid to Vyripharm no later than four (4) days following the Effective Date, and the remaining four (4) annual payments would be paid by IHI to Vyripharm on each of the following one (1) year anniversaries of the Effective Date.

As set forth in the JV Agreement, if IHI failed to timely pay the initial $1,000,000, the JV Agreement would terminate and neither Party would have further obligation to the other. If IHI failed to pay the second $1,000,000 payment within thirty (30) days following the second anniversary of the Effective Date, then the JV Agreement would terminate and Alamo CBD would forfeit four-fifths (4/5) of its revenue share from any product that had been developed or would be subsequently developed by Vyripharm using the cannabis oil and/or processes supplied to Vyripharm by IHI. If IHI failed to pay the third $1,000,000 payment within thirty (30) days following the third anniversary of the Effective Date, then the JV Agreement would terminate and IHI would forfeit three-fifths (3/5) of its revenue share from any product that had been developed or would subsequently be developed by Vyripharm using the medical cannabis oil and/or processes supplied to Vyripharm by IHI. If IHI fails to pay the fourth $1,000,000 payment within thirty (30) days following the fourth anniversary of the Effective Date, then the JV Agreement would terminate and IHI would forfeit four-fifths (2/5) of its revenue share from any product that had been developed or would be subsequently developed by Vyripharm using the medical cannabis oil and/or processes supplied to Vyripharm by IHI. If IHI fails to pay the fifth $1,000,000 payment within thirty (30) days following the fifth anniversary of the Effective Date, then the JV Agreement would terminate and IHI would forfeit one-fifth (1/5) of its revenue share from any product that had been developed or was subsequently developed by Vyripharm using the medical cannabis oil and/or processes supplied to Vyripharm by IHI. Except for cost sharing for the filing of, prosecuting and maintaining any joint patent applications pursuant to Paragraph 6 of this Agreement, and unless the Parties mutually agree, IHI will have no further financial obligations under the JV Agreement during the Initial Term, and the Parties must bear their own costs in carrying out their respective responsibilities under this Agreement.

Note: Based on the described fees and schedule that Vyripharm must attain with the institutions in the TMC, the Company can only accept a payout structure of the first $1,000,000 under the following three scenarios:

•	Option 1: All $1,000,000 for the year will be paid to Vyripharm in advance if excess funds are raised (above $10,250,000);

•	Option 2: 5% of funds, up to $10,250,000, which are raised from private investors at events where Vyripharm participates in the meetings or presentation(s) will be paid;

•	Option 3: If less than $10,250,000 is raised in 2017, IHI will make four installment payments of $250,000 to Vyripharm, with the first at the 1st quarter, and with a second payment of $250,000 at the end of the 2nd quarter of 2017. If IHI does not have the funds to make its third installment of $250,000 in the 3rd quarter of 2017, that payment will be required during the 4th quarter along with the final payment for a total of $500,000 to be paid to Vyripharm during or by the end of the 4th quarter of 2017

The Company was paid the initial $250,000 down payment as required by the Agreement during the three months ending March 31, 2017. On June 30, 2017, Indoor Harvest, Alamo CBD and Vyripharm entered into discussions to amend and extend the payment terms under the Joint Venture for the 2nd and future payment obligation due to the group not being awarded a provisional license to produce cannabis in Texas under the Compassionate Use Program. The Joint Venture group placed 16th out of 43 applicants and its application is currently considered pending by the Department of Public Safety (“DPS’). To date, the DPS has conditionally approved the first three applicants to proceed with development of their operations under the Compassionate Use Program.

On August 7, 2017, after negotiations, the Company advised Vyripharm that it intended to voluntarily default on the Joint Venture. Indoor Harvest management determined that without a license to produce cannabis, the Company would not be able to fully utilize the intent of the Joint Venture partnership and the Company would be financially burdened by the ongoing Joint Venture terms. Both parties agreed that this decision would not impair either party’s ability to pursue a Joint Venture in the future, after Indoor Harvest, or Alamo CBD, obtained license to produce cannabis. As such, Indoor Harvest recorded a loss on investment of the joint venture as of June 30, 2017 of $250,000 as presented in the Condensed Statements of Operations.

Deferred Rent

Deferred rent payable at June 30, 2017 was $7,376. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the three and six months ended June 30, 2017 and 2016, were:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Rent expense	$8,336	$-	$26,975	$-

NOTE 5 - CONCENTRATIONS

At June 30, 2017 and December 31, 2016, the Company had concentrations of accounts receivable of:

Customer	June 30, 2017	December 31, 2016
Tweed, Inc.	-%	100%

For the three months ended June 30, 2017 and 2016, the Company had a concentration of sales of:

	Three Months Ended
Customer	June 30, 2017	June 30, 2016
University of Arizona CEAC	-%	31%
GSS Colorado	-%	-%
ER Michigan	-%	55%
PH Research Platform	-%	17%
UB Poland	-%	69%

For the six months ended June 30, 2017 and 2016, the Company had a concentration of sales of:

	Six Months Ended
Customer	June 30, 2017	June 30, 2016
University of Arizona CEAC	-%	22%
GSS Colorado	-%	8%
ER Michigan	-%	20%
PH Research Platform	-%	6%
UB Poland	-%	44%

NOTE 6 - WORK IN PROCESS

Work in progress as of June30, 2017 and December 31, 2016, consisted of the following:

Description	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$-	$80,620
Estimated earnings	-	-
Less: Billings to date	-	(100,775)
Total	$-	$(20,155)

Reflected in balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$-	$-
Billings in excess of costs and estimated earnings on contracts in process	-	20,155
Total	$-	$20,155

NOTE 7 - NOTE PAYABLE

	June 30, 2017	December 31, 2016
On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries interest at a rate of 10.25%.	$23,824	$27,132
Less: current portion	7,714	6,790
Long-term note payable, net	$16,110	$20,342

NOTE 8 - DEBT AND CONVERTIBLE LOAN PAYABLE

Convertible Note Payable

On March 20, 2017, the Company settled $225,500 in principal and interest, plus 115% multiplied by the principal amount of $225,500 plus accrued interest of $8,846 on the principal amount of a promissory note with Chuck Rifici Holdings, Inc originally dated September 26, 2016 (“Rifici Note”). The Company settled the amount owed by paying $269,498 in cash. The Company was released from any further liability under this Rifici Note upon payment of this amount.

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

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers Note”), relating to the issuance and sale of notes of $550,000 in aggregate principal amount including $250,000 actual payment of purchase price plus a 10% original issue discount.

The Tangiers Note carry interest on the unpaid principal amount at the rate of 8% per annum. Any principal amount or interest which is not paid when due shall bear interest at the rate of 18% per annum from the due date until the same is paid. The Tangiers Note matures on November 24, 2017 and may be prepaid in whole or in part except otherwise explicitly set forth in the Tangiers Note. If the Company exercises its right to prepay or repay the Note, the Company shall make payment to the note holders of an amount in cash equal to the following:

Days Since Effective Date	Prepayment Amount
Under 90 days	115% of principal amount
91 - 135 days	120% of principal amount
136 - 180 days	155% of principal amount

After 180 days from the effective date of this note may not be prepaid.

The Tangiers Note converts into shares of common stock at a price equal to $0.30; provided, however that from and after the occurrence of any event of default hereunder, the conversion price shall be the lower of: (i) the fixed conversion price or (ii) 65% multiplied by the lowest sales price of the common stock in a public market during the fifteen (15) consecutive trading day period immediately preceding the trading day that the Company receives a Notice of Conversion (as defined in the Tangiers Note). For the six months ended June 30, 2017, the Company received $275,000 proceeds less $25,000 in original issuance discount fee pursuant to the terms of this convertible note. For convertible debt, the convertible was not in default as of June 30, 2017, as a result, the Company recorded a BCF and related debt discount.

For the three and six months ended June 30, 2017, the Company accrued $5,485 and $5,907, respectively, in accrued interest related to outstanding the note.

Debt Discount and Original Issuance Costs for Convertible Note

During the six months ended June 30, 2017 and 2016, the Company recorded debt discounts and original issuance costs totaling $120,333 and $176,916, respectively.

The debt discounts recorded in 2017 and 2016, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant. (see Note 1 Fair Value Measurements).

The Company amortized $200,750 and $96,152 to interest expense during the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Debt discount, beginning of period	$152,617	$-
Additional debt discount and debt issue cost	120,333	417,834
Amortization of debt discount and debt issue cost	(200,750)	(265,217)
Debt discount, end of period	$72,200	$152,617

Debt Issuance Costs for Convertible Note

During the six months ended June 30, 2017 and 2016, the Company paid debt issuance costs totaling $0 and $10,000, respectively.

During the six months ended June 30, 2017 and 2016, the Company amortized $7,473 and $0 of debt issue costs, respectively.

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Debt discount, beginning of period	$7,473	$-
Additional debt discount		10,000
Amortization of debt discount	(7,473)	(2,527)
Debt discount, end of period	$-	$7,473

Debt Discount for Promissory Note

During the six months ended June 30, 2017 and 2016, the Company recorded debt discount of $0 and $0, respectively.

The Company amortized $15,715 and $0 to interest expense during the six months ended June 30, 2017 and 2016, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

January 16, 2017, the Company issued 145,740 shares of common stock related to a Director Agreement with Pawel Hardej. The Company recorded fair value of $64,126 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 16, 2017, the Company issued 41,640 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $18,322 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 16, 2017, the Company issued 62,460 shares of common stock related to a Director Agreement with John Choo. The Company recorded fair value of $27,482 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

NOTE 10 - STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock

During the third quarter 2016, the Company initiated a subscription agreement to offer accredited investors up to 1,000,000 units (“Unit”) of security, where each Unit consists of one (1) share of Series A Convertible Preferred Stock and one (1) Series A Warrant. The price per Unit is $0.50 for a maximum aggregate of 1,000,000 Units and maximum aggregate proceeds of $500,000. The stated value of each preferred stock is $0.50 and there are no dividends on the Series A Convertible Preferred Stock. The Warrants are exercisable at $0.50 per share and shall be exercisable for a period of one year.

From August 15 to August 29, 2016, the Company subscribed 250,000 Units to three (3) investors for total proceeds of $125,000. During the six months ended June 30, 2017 and 2016, the Company amortized $33,238 and $0 of debt discount related to the warrants, respectively. The remaining debt discount related to the warrants is $0.

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

From April 26, 2017 through May 3, 2017, the Company sold 750,000 shares of Series A Preferred Common Stock to thirteen (13) U.S. accredited investors at $0.40 per share for cash totaling $300,000.

Common Stock

January 16, 2017, the Company issued 145,740 shares of common stock related to a Director Agreement with Pawel Hardej. The Company recorded fair value of $64,126 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 16, 2017, the Company issued 41,640 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $18,322 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 16, 2017, the Company issued 62,460 shares of common stock related to a Director Agreement with John Choo. The Company recorded fair value of $27,482 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

January 17, 2017, the Company issued 800,000 shares of common stock to Lyons Capital, LLC for a six-month consulting and road show services agreement. The Company recorded fair value of $352,000 ($0.44/share) based upon the most recent trading price per share of the Company's stock.

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of common stock to seventeen (17) U.S. accredited investors at $0.40 per share for cash totaling $824,000.

On March 20, 2017, the Company settled the amount owed to FirstFire Global Opportunities Fund LLC by paying $252,917 in cash and issuing 333,333 shares of common stock with a fair value of $100,000 based upon the conversion price of $0.30/share (See Note 8).

On March 20, 2017, a total of 250,000 shares of the Company's Series A Preferred Convertible Stock were converted into 416,667 shares of Common Stock. The Company recorded fair value of $175,000 ($0.42/share) based upon the most recent trading price per share of the Company’s stock.

On June 1, 2017, the Company issued 250,000 shares of common stock for a 12-month investor relations consulting agreement. The Company recorded fair value of $55,000 ($0.22/share) based upon the most recent trading price per share of the Company's stock.

Common Stock Warrants

On September 26, 2016, the Company entered a promissory note with Chuck Rifici Holdings, Inc. (“Rifici Note”), relating to the issuance of $225,500 in aggregate principal including a $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Rifici Note, the Company issued a one-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.30 per share (See Note 8).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	500,000	-	-
Granted	-	-	-
Exercised	-	-	-
Canceled/Forfeited	250,000	-	-
Balance June 30, 2017	250,000	$0.30	$0.24

For the six months ended June 30, 2017, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.30	250,000	0.24	-

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.30-0.50	500,000	0.69	32,500

Lattice Binomial model was used to value aggregate intrinsic value.

NOTE 11 - SUBSEQUENT EVENTS

On August 3, 2017, the Company formed Alamo Acquisition, LLC, a Texas limited liability Company, in which Indoor Harvest Corp owns 100% of Alamo Acquisition, LLC member interests.

On August 4, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization, by and among Indoor Harvest Corp, a Texas corporation, Alamo Acquisition LLC., a Texas Limited Liability Company, and Alamo CBD, LLC, a Texas Limited Liability Company.

On August 9, 2017, Chad Sykes, the Company’s founder and largest shareholder canceled and returned to the unissued and authorized shares of the Company, 2,500,000 shares of the Company common stock. Because of the cancellation of shares, the Company currently has 16,823,352 shares of common stock outstanding.

On August 9, 2016, Mr. John Choo resigned as a Director and Chief Executive Officer in the Company. Mr. Choo's resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. A majority of the Board of Directors decided to restructure the Board of Directors to better reflect the Company's current business direction and Mr. Choo voluntarily agreed to resign as part of that restructuring effort.

On August 9, 2017, Rick Gutshall was elected as a Director, Interim Chief Executive Officer and Chief Financial Officer of the Corporation.

On August 9, 2016, Mr. Pawel Hardej resigned as a Director in the Company. Mr. Hardej’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. A majority of the Board of Directors decided to restructure the Board of Directors to better reflect the Company's current business direction and Mr. Hardej voluntarily agreed to resign as part of that restructuring effort.

On August 9, 2017, Annette Knebel was elected as a Director and Chief Accounting Officer of the Corporation.

On August 9, 2016, Mr. Chad Sykes resigned as a Director and Chief Innovation Officer in the Company. Mr. Sykes’ resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. A majority of the Board of Directors decided to restructure the Board of Directors to better reflect the Company's current business direction and Mr. Sykes voluntarily agreed to resign as part of that restructuring effort.

On August 9, 2017, Dr. Lang Coleman was elected as a Director of the Corporation.

On August 9, 2017, John Seckman was elected as a Director and Interim-Chairman of the Corporation.

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

The forward-looking statements included herein are based on current expectations that involve several risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Overview

We are currently in the process of implementing a significant change in our business focus and structure. We are seeking to use the relationships and technology we have developed to become a registered producer and seller under the federal Controlled Substance Act (“CSA”) of pharmaceutical grade cannabis for research and targeted treatment of specific medical symptoms. The Company is in the final stages of negotiating the development and construction of an aeroponic cannabis demonstration farm as well as a commercial production facility in the United States. The Company intends to generate revenue from engineering, project management, equipment leasing and technology licensing from these constructed facilities (demonstration farms). The Company will focus on licensing the use of our current branding, vertical farming products and services to Civic Farms, LLC and Bright Orchard Developments, Ltd., through non-exclusive reseller agreements

Current Business and Operations

Indoor Harvest Corp, through its brand name Indoor Harvest®, is a developer of personalized cannabis chemical expression profiles and is a provider of advanced cultivation methods and processes. The Company intends to lease and license its patent pending high pressure aeroponic cultivation systems and methods to producers of cannabis.

Aeroponics is the process of growing plants in an air or mist environment without the use of soil or an aggregate medium (known as geoponics). Aeroponic culture differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium and to provide essential minerals to sustain plant growth, aeroponics is conducted without a growing medium. Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics. The Company’s patent pending aeroponic technology has been independently tested and shown to reduce cannabis production costs by up to 80%, while increasing cannabis biomass by 150% and increasing cannabis flower production by 50%. The technology allows for precision cultivation, while eliminating mediums, thereby dramatically reducing the potential for contaminants and the use of pesticides. When used with BIA and CEA installations, the Company’s aeroponic technology can provide a fully sterile production environment capable of producing consistent chemical expression of the cannabis plant.

The Company generates revenue from vertical farm rack system sales and aeroponic fixture sales. Our products are designed to produce aeroponic and hydroponic leafy greens, micro-greens, fruiting plants and herbs. Our fixtures and systems can also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

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

Active Potential Acquisition Plans and Status; Changes in Business Operations

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD, LLC (“Alamo CBD”) to enter discussions to combine and create a medical cannabinoids pharmaceutical group. Pursuant to the terms, the Company was required as a precondition to moving forward with the proposed transaction, to raise, as necessary, up to $1,000,000 in capital by February 15, 2017, to pay off all existing debt, including convertible notes, owed by the Company and to complete a spin-off of the Company’s produce related operations. On February 15, 2017, the Company and Alamo CBD extended the deadline until March 15, 2017.

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of Common Stock to 17 U.S. accredited investors at $0.40 per share for cash totaling $824,000 and the Company and Alamo CBD agreed that sufficient capital had been raised to meet preconditions. The Company and Alamo CBD executed an Agreement and Plan of Merger and Reorganization on August 4, 2017 which is summarized below:

•	The closing of the transactions contemplated by this Agreement (the “Closing”) shall take place at the offices of Sheppard Mullin Richter & Hampton LLP at 30 Rockefeller Plaza, 39th Floor, New York, New York 10112 commencing at 4:00 p.m. local time on August 15, 2017, or, if all of the conditions to the obligations of the Parties to consummate the transactions contemplated hereby have not been satisfied or waived by such date, on such mutually agreeable later date as soon as practicable after the satisfaction or waiver of all conditions (excluding the delivery of any documents to be delivered at the Closing by any of the Parties) set forth in Article V of the Agreement (the “Closing Date”).

•	At the Closing, and on the terms and subject to the conditions set forth in this Agreement, (i) subject to the provisions of Section 1.6 of the Agreement, Alamo Surviver will sell, convey, transfer and assign to the Parent, free and clear of all liens, pledges, encumbrances, changes, restrictions or known claims of any kind, nature or description, and the Parent will purchase and accept from Alamo Surviver, all of the issued and outstanding interests, and (ii) in exchange for the transfer of such securities by Alamo Surviver, the Parent will sell, convey, transfer and assign to Alamo Surviver, and Alamo Surviver will purchase and accept from the Parent, Seven Million Five Hundred Eighty Four Thousand and Eight (7,584,008) shares of newly-issued shares of common stock of the Parent, par value $0.001 (the “First IH Share Transfer”), which transfer shall be distributed among Alamo Surviver’s members according to their pro rata membership interests.

•	In addition to the foregoing, following the Closing and upon Alamo Surviver being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, the Parent will issue to the individual Alamo Surviver Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of the Parent, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance.

•	Upon Alamo Surviver successfully being registered and licensed by the DEA to produce and dispense cannabis under federal law, the Parent will issue to the individual Alamo Surviver Members, an additional Two Million Five Hundred Thousand Dollars ($2,500,000) cash payment, or newly-issued shares of common stock of the Parent, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance, at the option of the individual Alamo Surviver Member. A combination of cash and common stock may be elected by Alamo Surviver Member individually.

23

•

Indoor Harvest shall deliver to Alamo Surviver and Indoor Harvest letters of resignation from (i) John Choo, resigning from his position as a director of Indoor Harvest and from all offices held by him effective as of the Closing Date, and (ii) Chad Sykes, resigning from his position as a director of the Parent Indoor Harvest and from all offices held by him effective as of the Closing Date, and (iii) Pawel Hardej, resigning from his position as a director of Indoor Harvest as of the Closing Date. Appointments and Election of Directors and Officers. Indoor Harvest shall increase the number of Directors from four (4) to five (5) and appoint and elect the following individuals to fill the newly created board seat, and to fill the vacancies left by exiting Directors, who will serve as the Directors and Officers of Indoor Harvest Corp upon Closing:

Rick Gutshall – Interim-Chief Executive Officer and Chief Financial Officer and Director

Annette Knebel –Chief Accounting Officer and Director

John Zimmerman –Vice President and Director

Dr. Lang Coleman – Director

John Seckman – Director

•	Election of Chief Executive Officer. Indoor Harvest shall create a nominating committee to select, evaluate and nominate a new Chief Executive Officer. The nominating committee shall consist of Chad Sykes, Dr. Lang Coleman and John Seckman. Rick Gutshall shall act as Interim-Chief Executive Officer until his successor or replacement is named.

•	The Parties understand and agree that, following the Closing Date, Indoor Harvest will form a new wholly owned subsidiary or division that will manage the intellectual property and equipment designs of Indoor Harvest.

•	Following the Closing Date, the Parties understand and agree that Indoor Harvest will enter into re-seller agreements, the terms of which have yet to be negotiated, with Civic Farms, LLC, a Texas limited liability company, and Bright Orchard Developments, Ltd., a Canadian company, in order to purchase equipment from Indoor Harvest’s newly formed equipment subsidiary or division to maximize the complementary aspects of the respective businesses by working together to collectively facilitate the evaluation, marketing, demonstration, sale or co-sale, implementation, integration and distribution of Indoor Harvest’s products and to strengthen their respective images and market positions.

The Agreement includes customary representations, warranties and covenants of the Company, Alamo CBD and the Members made solely for the benefit of the parties to the Agreement. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Company, Alamo CBD and the Members and may be subject to important qualifications and limitations agreed to by the Company, Alamo CBD and the Members regarding the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to stockholders or may have been used for purposes of allocating risk among the Company, Alamo CBD and the Members rather than establishing matters as facts. Investors are not third-party beneficiaries under the Agreement and should not rely on the representations, warranties and covenants in the Agreement or any description thereof as characterizations of the actual state of facts of the Company, Alamo CBD and the Members or any of their respective subsidiaries or affiliates.

The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business in the ordinary and usual course consistent with past practice through the closing of the transactions contemplated by the Agreement.

Completion of the transactions contemplated by the Agreement is anticipated to occur on or before August 15, 2017, although there can be no assurance the Merger will occur within the expected timeframe or at all.

Contractual Joint Venture with Alamo CBD, LLC and Vyripharm Enterprises, LLC

On March 23, 2017, the Company entered into a Contractual Joint Venture Agreement by and between Indoor Harvest Corp, Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, collectively the Parties, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”). The initial term of the Joint Venture would have been five (5) years following the effective date, and the Agreement may have been extended beyond the initial term by mutual consent of the Parties. The Company paid an initial downpayment of $250,000 under the agreement on Marcy 30, 2017. The next required payment was to be $250,000 by June 30, 2017 and additional $500,000 by December 31, 2017.

On June 30, 2017, Indoor Harvest, Alamo CBD and Vyripharm entered into discussions to amend and extend the payment terms under the Joint Venture due to the group not being awarded a provisional license to produce cannabis in Texas under the Compassionate Use Program. The Joint Venture group placed 16th out of 43 applicants and its application is currently considered pending by the Department of Public Safety (“DPS’). To date, the DPS has conditionally approved the first three applicants to proceed with development of their operations under the Compassionate Use Program.

On August 7, 2017, after negotiations, the Company advised Vyripharm that it intended to voluntarily default on the Joint Venture and the Company wrote off the $250,000 down payment towards the Joint Venture investment. Indoor Harvest management determined that without a license to produce cannabis, the Company would not be able to fully utilize the intent of the Joint Venture partnership and the Company would be financially burdened by the ongoing Joint Venture terms. Both parties agreed that this decision would not impair either party’s ability to pursue a Joint Venture in the future, after Indoor Harvest, or Alamo CBD, obtained license to produce cannabis.

Current Projects

On May 31, 2017, the Company notified Tweed Marijuana Inc. (“Tweed”), that it had completed work under Phase Two of its Cannabis Production Pilot Agreement, originally entered on December 18, 2014. The Company installed 13 aeroponic systems at Tweed for an internal economic pilot. Additionally, the Company notified Tweed that it would not seek to renew the Cannabis Production Pilot Agreement between the parties.

On July 10, 2017, Indoor Harvest Corp entered into a Cultivation Design Agreement with Bright Orchard Developments, Ltd., for the design of an aeroponic cannabis production facility by a pending licensed producer in Canada.

On August 4, 2017, the Company ceased all direct operations within the vertical farming industry. The Company intends to sell its portfolio of vertical farming designs through third party reseller agreements. The Company currently has pending agreements to resell the Company’s products by Civic Farms, LLC and Bright Orchard Developments, Ltd.

Current EPCM Sales Pipeline

On August 4, 2017, the Company ceased all outside Engineering, Procurement and Construction Management services.

Results of Operations

For the three months ended June 30, 2017 we generated revenue of $0 with cost of sales of $2,694 resulting in gross loss of $2,694. For the three months ended June 30, 2016 we generated revenue of $39,872 with cost of sales of $27,122 resulting in gross income of $12,750 and gross margin of 32%. For the six months ended June 30, 2017 and June 30, 2016, we generated revenue of $0 with cost of sales of $14,429 resulting in gross loss of $14,429 and revenue of $62,166 with cost of sales of $43,921, resulting in gross income of $18,245, respectively.

For the three months ended June 30, 2017, we incurred $420,459 of operating expenses compared to $428,262 of operating expenses for the three months ended June 30, 2016. This represents a 13% decrease quarter over quarter. The decrease in our operating expenses was primarily due to decreases in payroll costs and reduced operational activities. For the six months ended June 30, 2017 and June 30, 2016, we incurred $1,147,284 and $744,596, respectively, in operating expenses. The increase in our operating expenses were due primarily to increased operating costs and costs associated with our agreements to support Alamo CBD’s cannabis production license under the Texas Compassionate Use Program and professional fees associated with our pending acquisition of Alamo CBD.

Our expenses related to research and development for the three months ended June 30, 2017 and 2016 were $887 and $5,641, respectively, representing an 84% decline quarter over quarter. Our expenses related to research and development for the six months ended June 30, 2017 and June 30, 2016 were $1,625 and $8,672, respectively. The decrease in research and development expenses was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of June 30, 2017, we had total liabilities of $291,542, while at June 30, 2016, we had total liabilities of $450,908, representing a 35% decrease quarter over quarter. The decrease was the result of recapitalization and repayment of debt.

Deferred rent payable at June 30, 2017 was $7,376. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of June 30, 2017, we had $77,959 in total current assets and current liabilities of $275,432. Accordingly, our working capital deficit at June 30, 2017 was $197,473.

Operating activities used $988,218 in cash for the six months ended June 30, 2017, as compared with $340,679 used for the six months ended June 30, 2016, representing a 190% increase quarter over quarter. Our increase in cash used in operating activities was due primarily to an increase in net loss offset by cash provided by amortization of debt discount and stock issued for services and costs associated with our agreements to support Alamo CBD’s cannabis production license under the Texas Compassionate Use Program and professional fees associated with our pending acquisition of Alamo CBD.

Investing activities for the six months ended June 30, 2017 used $550 in cash, as compared with using $5,798 for the six months ended June 30, 2016, representing a 91% decrease quarter over quarter. The reduction of cash used in investing activities is primarily related to the completion of the Tweed project during 2017.

Financing activities for the six months ended June 30, 2017 generated $970,193 in cash, as compared with $277,013 for the six months ended June 30, 2016, representing a 250% increase quarter over quarter. Proceeds from financing activities consisted primarily of proceeds from the issuance of common stock for cash and the proceeds from demand notes.

Cash Requirements: Current Operational Activities

We have begun cost cutting measures because of our business plan changes and have reduced our average monthly cash burn rate by 31%. Our estimated minimum day-to-day operational costs, exclusive of those costs in our Plan of Potential Future Operations for the next 12 months, as set forth before, are estimated to be approximately $332,112 to maintain current operational activities during the next 12 months. Our minimal annual operating expenses includes $250,000 in payroll expenses, our lease agreement for our 10,000-sq. ft. facility of $58,512 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we anticipate approximately $75,000 in costs related to maintaining our publicly traded status over the next 12 months.

Cash Requirements: Potential Future Planned Operational Activities

As of the date of this report, the Company is currently finalizing agreements and is in discussions with investors and partners to construct a demonstration farm using the Company’s aeroponic technology and to develop and construct a commercial cannabis production facility in Colorado. During the next 12 months, we anticipate engaging in the additional planned operational activities set forth in the table below, although we may vary our plans depending upon operational conditions and available funding.

Event	Estimated Time	Estimated Cost
Construct Demonstration Farm	Q3 2017 - Q1 2018	$1,000,000
Debt Repayments	Q3 2017 – Q4 2017	$400,000
Tooling	Q3 2017 – Q4 2017	$100,000
Working Capital	Q3 – 2017 – Q3 2018	$1,500,000

Existing Cash and Operational Cash Flow

As of August 14, 2017, we had $39,100 in cash and $4,349 in available credit facilities. We are actively engaged in a number of current projects which are generating cash flow. However, we have no final agreements concerning these potential future projects and we may not ever secure final agreements.

Chuck Rifici Holdings Note for $204,000

On September 26, 2016, we entered into a Promissory Note (“Rifici Note”) and Warrant Purchase Agreement (“Rifici Warrant”) with Chuck Rifici Holdings, Inc, a Canadian Corporation. The Rifici Note consisted of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. The Rifici Warrant consisted of an aggregate total of 250,000 common stock warrants to purchase common stock for $0.30 for a period of 12 months. The Rifici Note was issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation S of the Securities Act of 1933, as amended for the above issuances to non-US citizens or residents. On March 20, 2017, the Company settled in cash $269,498 in principal, interest and prepayment penalties on the Rifici Note. The Company was released from any further liability under this Rifici Note upon payment of this amount.

FirstFire October Note for $125,000

On October 19, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, relating to the issuance and sale of a promissory note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price plus a 10% original issue discount (“FirstFire October Note”).

On March 20, 2017, the Company settled $177,604 in principal, interest and prepayment penalties on the FirstFire October Note by paying $77,604 in cash and by issuing 333,333 shares of common stock at the fixed conversion price of $0.30 per share for a total value of $100,000. The Company was released from any further liability under the FirstFire October Note upon delivery of these amounts of cash and stock.

FirstFire December Note for $125,000

On December 14, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, relating to the issuance and sale of a promissory note of $137,500 in aggregate principal amount including $125,000 actual payment of purchase price plus a 10% original issue discount (“FirstFire December Note”)

On March 20, 2017, the Company settled $175,313 in principal, interest and prepayment penalties on the FirstFire December Note by paying $175,313 in cash. The Company was released from any further liability under this FirstFire December Note upon payment of this amount.

Rule 506(b) Private Common Stock Offering

From February 22, 2017 through March 15, 2017, the Company sold 2,060,000 shares of common stock to seventeen (17) U.S. accredited investors at $0.40 per share for cash totaling $824,000. The common stock was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

From April 26, 2017 through May 3, 2017, the Company sold 750,000 shares of common stock to thirteen (13) U.S. accredited investors at $0.40 per share for cash totaling $300,000.

Tangiers 8% Fixed Convertible Promissory Note for $550,000

On March 24, 2017, the Company issued and sold an 8% fixed convertible promissory note to Tangiers Global, LLC (“Tangiers Note”), a Wyoming limited liability Company, in the aggregate principal amount of up to $550,000, with an initial consideration of $275,000 in aggregate principal amount including $250,000 actual payment of purchase price plus a 10% original issue discount.

Convertible Note

On the Closing Date, the Company issued the Tangiers Note in the aggregate $550,000 in face value, which will, by the principal terms:

•

Bear guaranteed interest at 8% (the “Interest”) on the unpaid principal amount. Any principal amount or interest which is not paid when due shall bear interest at the rate of 18% per annum or the highest rate permitted by law per annum from the due date until the same is paid (the “Default Interest”);

•

Mature on November 28, 2017 and may be prepaid in whole or in part except otherwise explicitly set forth in the Tangiers Note. If the Company exercises its right to prepay or repay the Tangiers Note, the Company shall make payment to the Buyer of an amount in cash equal to the sum of 115% under 90 days, 120% within 91-135 days, 125% within 136-180 days from the effective date, multiplied by the principal amount plus accrued and unpaid interest on the principal amount to the optional prepayment date plus default interest, if any.

•

Convert into shares of common stock at a price equal to $0.30; provided, however that if the Tangiers Note is not retired on or before the maturity date, the maturity default conversion price will be equal to the lower of: (i) the fixed conversion price or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion (as defined in the Tangiers Note).

Events of Default

Subject to applicable cure periods and delivery of written notice to the Company if applicable, the Tangiers Note will become immediately due and payable upon occurrence of an event of default (as defined in the Tangiers Note) and the conversion price shall be adjusted as set forth in the Tangiers Note if applicable.

The Tangiers Note was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Rule 506(b) Private Series A Convertible Preferred Stock Offering

From April 26, 2017 through May 3, 2017, the Company sold a total of 750,000 shares of Series A Convertible Preferred Stock to thirteen (13) U.S. accredited investors at $0.40 per share for cash totaling $300,000.

The Series A Convertible Preferred Stock was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, exclusive of the costs related to our Planned Operations for the next 12, months as set forth above, the Company currently believes that it has sufficient operating capital with a combination of funding sources described above to continue our current operations for the next 12 months. There is no assurance, however, that we will obtain the anticipated funds from our funding sources. If we do not obtain additional funding, and we don't take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months. During the six months ended June 30, 2017, the Company laid-off two employees and began cost cutting measures in anticipation of our potential combination with Alamo CBD, LLC.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

January 17, 2017, we issued 800,000 shares of common stock to Lyons Capital, LLC for a six-month consulting and road show services agreement.

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

From April 26, 2017 through May 3, 2017, the Company sold 750,000 shares of Series A Preferred Convertible Stock to thirteen (13) U.S. accredited investors at $0.40 per share for cash totaling $300,000.

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

On June 1, 2017, the Company issued 250,000 shares of common stock for a 12-month investor relations consulting agreement. The Company recorded fair value of $55,000 ($0.22/share) based upon the most recent trading price per share of the Company's stock.

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

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. **

XBRL Instance Document**

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

Indoor Harvest Corp, a Texas corporation

TITLE	NAME	DATE	SIGNATURE

Principal Executive Officer		August 14, 2017	/s/ Rick Gutshall

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Rick Gutshall		Principal Executive Officer,	August 14, 2017
Principal Financial Officer and Principal Accounting

