Form 10-Q
period 2017-09-30
Indoor Harvest Corp
filed 2017-11-14
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

832-649-3998

(Registrant's telephone number, including area code)

713-410-7903

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

As of November 9, 2017, there were 24,987,030 shares issued and outstanding of the registrant's common stock.

INDOOR HARVEST CORP

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP
BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$5,279	$78,219
Accounts receivable	-	34,853
Other receivable	-	7,323
Inventory	2,360	2,360
Total current assets	7,639	122,755

Furniture and equipment, net	121,205	158,418
Security deposit	12,600	12,600
Intangible asset, net	6,321	7,604
Goodwill	890,961	-
Total assets	$1,038,726	$301,377

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$97,369	$55,797
Convertible note payable, net of debt discount of $27,013 and $152,617, respectively	247,986	122,383
Note payable, net of discount of $0 and $15,714, respectively	-	209,786
Accrued payroll	3,722	7,142
Deferred rent	6,808	8,513
Note payable - current portion	7,330	6,790
Billing in excess of costs and estimated earnings	-	20,155
Total current liabilities	363,215	430,566

Long term liabilities:
Note payable	14,775	20,342
Total liabilities	377,990	450,908

Stockholders' equity (deficit):
Series A Convertible Preferred stock: $0.01 par value, 5,000,000 shares authorized; 750,000 and 250,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,500	2,500
Common stock: $0.001 par value, 50,000,000 shares authorized; 24,657,360 and 15,213,512 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	24,657	15,213
Additional paid-in capital	6,625,547	3,829,528
Accumulated deficit	(5,996,968)	(3,996,772)
Total stockholders' equity (deficit)	660,736	(149,531)
Total liabilities and stockholders' equity (deficit)	$1,038,726	$301,377

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenue	$4,245	$21,210	$4,245	83,376

Cost of sales	1,165	11,278	15,594	55,199

Gross profit (loss)	3,080	9,932	(11,349)	28,177

Operating expenses
Depreciation and amortization expense	$12,792	$12,958	$39,046	38,221
Research and development	-	6,376	1,625	15,047
Professional fees	8,107	11,355	374,707	87,277
General and administrative expenses	157,592	283,721	910,400	918,929
Total operating expenses	178,491	314,410	1,325,778	1,059,474

Loss from operations	(175,411)	(304,478)	(1,337,127)	(1,031,297)

Other income (expense)
Other income	7,177	52,324	7,192	52,347
Loss on investment in joint venture	-	-	(250,000)	-
Interest expense	(6,141)	(3,674)	(125,373)	(7,862)
Derivative expense	-	(66,980)	-	(66,980)
Amortization of debt offering costs	-	(9,131)	-	(20,000)
Amortization of debt discount	(45,186)	(234,883)	(294,888)	(331,034)
Loss on debt settlement	-	(131,944)	-	(131,944)
Loss on sale of equipment	-	(36,626)	-	(36,626)
Change in fair value of embedded derivative liability		(44,661)	-	(44,661)
Total other income (expense)	(44,150)	(475,575)	(663,069)	(586,760)

Net loss	$(219,561)	$(780,053)	$(2,000,196)	(1,618,057)

Net loss per common share:
Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.11)	(0.14)

Weighted average number
of common shares outstanding:
Basic and diluted	19,929,506	12,338,016	18,644,318	11,980,169

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Series A Convertible Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	-	-	2,060,000	2,060	821,940	-	824,000
For services	-	-	1,549,840	1,550	565,380	-	566,930
Convertible debt converted into common stock	-	-	333,333	333	99,667	-	100,000
Beneficial conversion feature	-	-	-	-	95,333	-	95,333
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	-	33,238
For Alamo CBD merger	-	-	7,584,008	7,584	1,433,377	-	1,440,961
For Alamo CBD merger	-	-	(2,500,000)	(2,500)	(547,500)	-	(550,000)
Issuance of preferred stock for cash	750,000	7,500	-	-	292,501	-	300,001

Net loss for the nine months ended September 30, 2017	-	-	-	-	-	(2,000,196)	(2,000,196)

Balances, September 30, 2017	750,000	$7,500	24,657,360	$24,657	$6,625,547	$(5,996,968)	$660,736

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,000,196)	$(1,618,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	39,046	38,220
Loss on the sale of other assets	-	36,626
Loss on debt modifications	-	131,944
Amortization of original issue discount	-	22,500
Amortization of debt discount	294,888	308,534
Amortization of debt offering costs	-	20,000
Derivative expense	-	66,980
Stock issued for services - related party	159,930	183,693
Stock issued for services	407,000	194,215
Change in fair value of derivative liability	-	44,661
Change in operating liability:
Decrease in deferred rent	(1,705)	(696)
Decrease in accounts receivable	34,853	59,200
(Increase) decrease in other receivable	7,323	(7,323)
Decrease in inventory	-	4,292
Decrease in prepaid expense	-	1,697
Increase in accounts payable and accrued expenses	41,572	24,669
Increase (decrease) in accrued payroll	(3,420)	4,327
Increase (decrease) in costs and estimated earnings in excess of billings	(20,155)	15,049
Decrease in accrued compensation	-	(3,470)
Net cash used in operating activities	(1,040,864)	(472,939)

Cash flows from investing activities:
Proceeds from sale of equipment	-	10,000
Purchase of equipment and software	(550)	(6,988)
Net cash provided by (used in) investing activities	(550)	3,012

Cash flows from financing activities:
Repayments of note payable	(230,526)	(4,539)
Proceeds from convertible note payable, less offerings costs and OID costs paid	-	230,000
Repayment of convertible note	(175,000)	(201,093)
Proceeds from demand note payable, less OID costs paid	250,000	204,000
Issuance of preferred stock for cash	300,001	125,000
Issuance of common stock for cash	824,000	50,000
Net cash provided by financing activities	968,474	403,368

Decrease cash and cash equivalents	(72,940)	(66,559)
Cash and cash equivalents at beginning of period	78,219	100,906
Cash and cash equivalents at end of period	$5,279	$34,347

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$1,917	$2,405
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$95,333	$154,416
Shares issued for debt issuance costs	$-	$143,500
Shares issued on conversion of convertible debt	$-	$103,351
Reclass of promissory note to convertible note	-	203,351
Settlement of convertible note into common shares	$100,000	$-
Conversion of preferred shares into common shares	$2,500	$-
Shares issued due to merger with Alamo CBD	$890,961	$-

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Indoor Harvest Corp. (the "Company,") is a Texas corporation formed on November 23, 2011. From its inception, the Company, through its brand name Indoor Harvest ®, specialized in equipment design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”).

In the first half of 2017, the Company transitioned from an engineering, procurement, and construction management company for the vertical farming industry, into a developer of personalized cannabis medicines, and a provider of advanced cultivation technology, methods, and processes for cannabis production. Through its historical and current business and its brand name, Indoor Harvest ®, the Company continues to be a full-service state of the art design-build engineering firm for the indoor farming industry.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on April 17, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable and Work in Progress

Work in progress consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at September 30, 2017, and December 31, 2016. The Company records revenue based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset on the balance sheet as costs and estimated earnings in excess of billings. Unearned billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process (See Note 6).

 Inventories

Inventory consists primarily of raw materials and packaging materials and is valued at the lower of cost or market. Cost is determined using the weighted average method and the average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed to identify obsolete or damaged inventory and impaired values. Inventory is comprised of raw materials such as steel for our framing systems and packaging materials such as boxes and pallets valued at $2,360 at both September 30, 2017, and December 31, 2016.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will generate revenue from the design and installation of the equipment and licensing of technology.

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

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718-10, Stock Compensation. ASC 718-10 focuses on transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus in which an entity obtains employee services in stock-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).

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

The Company has the following common stock equivalents for the nine months ended September 30, 2017 and 2016, respectively:

	September 30, 2017	September 30, 2016
Convertible debt (exercise price - $0.07/share)	-	1,307,190
Convertible debt (exercise price - $0.30/share)	916,667	-
Series A convertible preferred shares (exercise price - $0.08/share)	-	3,267,974
	916,667	4,575,164

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

Carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. Debt classified as Level 2 in the fair value hierarchy represent note payable, net of debt discount, of $0 and $209,786 at September 30, 2017 and December 31, 2016, respectively, and convertible notes payable of $247,986 and $122,383 at September 30, 2017 and December 31, 2016, respectively.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740 Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all the deferred tax asset will not be realized.

ASC 740 implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation.

Tax years 2016, 2015, 2014, 2013, 2012 and 2011, remain subject to examination by the Internal Revenue Service (“IRS”) and respective states.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. In connection with the merger with Alamo CBD LLC (“Alamo CBD”), the Company has subsumed into goodwill all intangible assets acquired in the transaction. Indefinite-lived intangible assets consist of the Company’s domain name. Finite-lived intangible assets include software and is amortized over a 3 to 5 year period.

In accordance with ASC 350 Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the nine months ended September 30, 2017 and 2016.

Intangible assets consist of the following at September 30, 2017 and December 31, 2016:

Classification	September 30, 2017	December 31, 2016
Domain name	$2,000	$2,000
Facilities Manager's Package Online (software)	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(4,261)	(2,978)
Intangible assets, net	$6,321	$7,604

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research and development expense	$-	$6,376	$1,625	$15,047

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Advertising expense	$3,298	$5,418	$16,185	$67,079

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

The FASB issued ASU No. 2016-02, Leases (Topic 842) providing new lease accounting guidance. The standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. Under current accounting standards, substantially all the Company’s leases are considered operating leases and, as such, are not recognized on the Consolidated Balance Sheet. This standard is effective for the Company beginning on January 1, 2019, with early adoption permitted.

The FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) providing improved accounting for employee share-based payments. The standard affects all organizations that issue share-based payment awards to their employees. For public companies, the amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

The FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This standard requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. The new standard was originally effective on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815 Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a beneficial conversion feature (“BCF”) and related debt discount. When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

NOTE 2 - GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $2,000,196, net cash used in operations of $1,040,864 and has an accumulated deficit of $5,996,968 for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company’s business plan is to engage in the design and development of commercial grade aeroponics fixtures and supporting systems for use in CEA and BIA cannabis production and to develop personalized cannabis medicines, as a provider of advanced cultivation technology, methods and processes. The Company provides the cannabis industry production platforms for CEA and BIA production. During the next twelve months, the Company's strategy is to:

•	complete ongoing product development;
•	advance product assembly;
•	construct a demonstration cannabis CEA and BIA farm for marketing purposes;
•	offer design-build services to partners; and
•	establish its long-term strategy to directly sell, license and franchise its patent-pending cannabis cultivation technologies and methods.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2017 and December 31, 2016:

Classification	September 30, 2017	December 31, 2016
Furniture and equipment	$124,379	$123,827
Tooling equipment	27,015	27,015
Leasehold improvements	57,780	57,780
Computer equipment	6,169	6,169
Research and development lab	63,177	63,177
Total	278,520	277,968
Less: Accumulated depreciation	(157,315)	(119,550)
Property and equipment, net	$121,205	$158,418

 Depreciation expense for the nine months ended September 30, 2017, totaled $37,765.

 NOTE 4 - COMMITMENTS & CONTINGENCIES

Alamo CBD

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, the Company formed Alamo Acquisition, LLC, a Texas limited liability company, in which the Company owns 100% of Alamo Acquisition, LLC member interests.

On August 4, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization, by and among the Company, Alamo Acquisition LLC, and Alamo CBD (the “Agreement”). On August 8, 2017, Chad Sykes, Founder and Chief Cultivation Officer of the Company, returned 2,500,000 shares of common stock to the Company in anticipation of the merger of the Company and Alamo CBD (the “Merger”) to be consummated pursuant to the Agreement. The Company recorded the return of shares at a fair value of $550,000 ($0.22 per share) based upon the most recent trading price per share of the Company’s stock. The return of common stock by Chad Sykes was a non-cash transaction and has been recorded as a reduction of goodwill related to the Merger. On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Merger. The Company recorded fair value of $1,440,961 ($0.19 per share) based upon the most recent trading price per share. The Company subsumed into goodwill all intangible assets acquired in the transaction. The aggregate value of goodwill at September 30, 2017 is $890,961.

Vyripharm Joint Venture

On March 23, 2017, the Company entered into a Contractual Joint Venture Agreement with Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”). The intent of the Joint Venture was for the Parties to work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use through the Texas Compassionate Use Program. As of March 31, 2017, the Company paid Vyripharm $250,000 that was recorded as an Investment in Joint Venture on the balance sheet. Subsequently, the Joint Venture failed to receive licensure in Texas. However, the Joint Venture placed 16 out of 43 applicants and its application is currently considered pending by the Department of Public Safety (“DPS”).

On August 7, 2017, after negotiations, the Company advised Vyripharm that it intended to voluntarily default on the Contractual Joint Venture. Company management determined that without a license to produce cannabis, the Company would not be able to fully utilize the intent of the Joint Venture partnership and the Company would be financially burdened by the ongoing Joint Venture terms. Both parties agreed that this decision would not impair either party’s ability to pursue a Joint Venture in the future after the Company, or Alamo CBD, obtained license to produce cannabis. As such, Indoor Harvest recorded a loss on investment of the Joint Venture for the nine months ending September 30, 2017 of $250,000 as presented in the Condensed Statements of Operations.

Deferred Rent

Deferred rent payable at September 30, 2017 was $6,808. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the three and nine months ended September 30, 2017 and 2016, were:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Rent expense	$12,788	$12,788	$39,763	$38,616

NOTE 5 - CONCENTRATIONS

At September 30, 2017 and December 31, 2016, the Company had concentrations of accounts receivable of:

Customer	September 30, 2017	December 31, 2016
Tweed, Inc.	-%	100%

For the three months ended September 30, 2017 and 2016, the Company had a concentration of sales of:

	Three Months Ended
Customer	September 30, 2017	September 30, 2016
Bright Orchard	66%	-%
Tweed	34%	-%
University of Arizona CEAC	-%	24%
ER Michigan	-%	76%

 For the nine months ended September 30, 2017 and 2016, the Company had a concentration of sales of:

	Nine Months Ended
Customer	September 30, 2017	September 30, 2016
Bright Orchard	66%	-%
Tweed	34%	-%
University of Arizona CEAC	-%	22%
GSS Colorado	-%	6%
ER Michigan	-%	34%
PH Research Platform	-%	5%
UB Poland	-%	33%

NOTE 6 - WORK IN PROCESS

Work in progress as of September 30, 2017 and December 31, 2016, consisted of the following:

Description	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$-	$80,620
Estimated earnings	-	-
Less: Billings to date	-	(100,775)
Total	$-	$(20,155)

Reflected in balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$-	$-
Billings in excess of costs and estimated earnings on contracts in process	-	20,155
Total	$-	$20,155

NOTE 7 - NOTE PAYABLE

	September 30, 2017	December 31, 2016
On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries interest at a rate of 10.25%.	$22,105	$27,132
Less: current portion	7,330	6,790
Long-term note payable, net	$14,775	$20,342

NOTE 8 - DEBT AND CONVERTIBLE LOAN PAYABLE

Convertible Note Payable

On March 20, 2017, the Company entered into a settlement agreement relating to a promissory note with Chuck Rifici Holdings, Inc originally dated September 26, 2016 (“Rifici Note”). The Company settled the amount owed by paying $269,498 in cash. The Company was released from any further liability under this Rifici Note upon payment of this amount.

On March 20, 2017, the Company entered into a settlement agreement relating to two (2) promissory notes with FirstFire Global Opportunities Fund, LLC dated October 19, 2016 and December 12, 2016. Pursuant to the settlement, the Company paid the holder an aggregate of $252,917 in cash and issued 333,333 shares of common stock with a fair value of $100,000 based upon the conversion price of $0.30 per share. The Company was released from any further liability under this FirstFire Global Opportunities Fund, LLC note upon payment of this amount.

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Tangiers Note”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. The Tangiers Note is convertible into shares of common stock at a price equal to $0.30 per share. The Tangiers Note carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. For the nine months ended September 30, 2017, the Company received an initial $250,000 payment under the Tangiers Note, which when added to the 10% original issuance discount fee of $25,000, represents a $275,000 face amount outstanding (the “First Draw”).

On October 10, 2017, the Company executed Amendment #1 (“Amedment #1”) to the Tangiers Note for a final draw of $250,000 payment plus a 10% original issue discount (the “Final Draw”). Amendment #1 modified the maturity date of the Tangiers Note from eight months to six months from the effective date of each payment. In addition, Amendment #1 included use of proceeds for the $250,000 received from Tangiers. All other terms and conditions of the Tangiers Note remain effective and were not amended

The execution of Amendment #1 caused the Company to default on the First Draw due to the acceleration of the maturity date. The default caused an increase in the interest rate on the First Draw from 8% to 18% and allows Tangiers to demand payment in cash equal to 150% of the outstanding principal and interest, which is automatically added to the outstanding principle, and convert all or a portion of the outstanding principal into shares of common stock of the Company. The default conversion rate of the Tangiers Note is the lower of the conversion rate then in effect or 65% of the lowest trading price for the 15 days prior to Tangiers’ notice of conversion.

On October 17, 2017, the Company converted debt and accrued interest, totaling $30,000 into 329,670 shares of common stock. (See also Note 11).

For the three and nine months ended September 30, 2017, the Company accrued $5,545 and $11,874, respectively, in accrued interest related to outstanding the note.

Debt Discount and Original Issuance Costs for Convertible Note

During the nine months ended September 30, 2017 and 2016, the Company recorded debt discounts and original issuance costs totaling $120,333 and $380,267, respectively.

The debt discounts recorded in 2017 and 2016, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant. (see Note 1 Fair Value Measurements).

The Company amortized $294,888 and $331,034 to interest expense during the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Debt discount, beginning of period	$152,617	$-
Additional debt discount and debt issue cost	120,333	417,834
Amortization of debt discount and debt issue cost	(245,937)	(265,217)
Debt discount, end of period	$27,013	$152,617

Debt Issuance Costs for Convertible Note

During the nine months ended September 30, 2017 and 2016, the Company did not pay debt issuance costs.

During the nine months ended September 30, 2017 and 2016, the Company amortized $7,473 and $0 of debt issue costs, respectively.

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Debt discount, beginning of period	$7,473	$-
Additional debt discount	-	10,000
Amortization of debt discount	(7,473)	(2,527)
Debt discount, end of period	$-	$7,473

Debt Discount for Promissory Note

During the nine months ended September 30, 2017 and 2016, the Company recorded debt discount of $0 and $34,112, respectively.

The Company amortized $15,715 and $767 to interest expense during the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Debt discount, beginning of period	$15,715	$-
Additional debt discount		34,112
Amortization of debt discount	(15,715)	(18,398)
Debt discount, end of period	$-	$15,715

NOTE 9 - RELATED PARTY TRANSACTIONS

On August 8, 2017, Chad Sykes, Founder and Chief Cultivation Officer, returned 2,500,000 shares of common stock to the Company related to the merger of the Company and Alamo CBD. The Company recorded fair value of $550,000 ($0.22 per share) based upon the most recent trading price per share of the Company’s stock.

On September 6, 2017, the Company issued 2,957,763 shares of common stock to Dr. Lang Coleman, Director, related to the merger of the Company and Alamo CBD.

On September 6, 2017, the Company issued 758,401 shares of common stock Rick Gutshall, Interim-Chief Executive Office, Chief Financial Officer and Director, related to the merger of the Company and Alamo CBD.

On September 15, 2017, the Company issued 250,000 shares of common stock related to an Employment Agreement with Annette Knebel, Chief Accounting Officer and Director.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

Series A Convertible Preferred Stock

During the third quarter of fiscal 2016, the Company initiated a subscription agreement to offer accredited investors up to 1,000,000 units (“Units”) of securities, each Unit consists of one (1) share of Series A Convertible Preferred Stock and one (1) Series A Warrant (“Warrant”). The price per Unit was $0.50 for a maximum aggregate proceeds of $500,000. There are no dividends on the Series A Convertible Preferred Stock. The Warrants were exercisable at $0.50 per share for a period of one year. As of September 30, 2017, the warrants were not exercised. Therefore, the Company has disclosed the expiration of the Warrants.

From August 15 to August 29, 2016, the Company sold an aggregate of 250,000 Units to three (3) investors for total proceeds of $125,000. During the nine months ended September 30, 2017 and 2016, the Company amortized $33,238 and $0 of debt discount related to the warrants, respectively. The remaining debt discount related to the warrants is $0.

On March 20, 2017, the Company's Series A Preferred Convertible Stock shareholders ("Series A Holders") each voted to waive and remove the provisions of Section 5(iii) of the Certificate of Designations of the Series A Preferred Stock. Series A Holders have each agreed individually and also as a group to convert their Series A Convertible Preferred Stock into common stock at a conversion price equal to $0.30 per share. A total of 250,000 shares of the Company's Series A Preferred Convertible Stock were converted into an aggregate of 416,667 shares of common stock.

From April 26, 2017 through May 3, 2017, the Company sold an aggregate of 750,000 shares of Series A Preferred Common Stock to thirteen (13) U.S. accredited investors at $0.40 per share for proceeds of $300,000.

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

On August 8, 2017, Chad Sykes, Founder and Chief Cultivation Officer, returned 2,500,000 shares of common stock to the Company in anticipation of the Merger. The Company recorded the return of shares at a fair value of $550,000 ($0.22 per share) based upon the most recent trading price per share of the Company’s stock. The return of common stock by Chad Sykes was a non-cash transaction and has been recorded as a reduction of goodwill related to the Merger.

On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to Alamo CBD, in connection with the Merger The Company recorded fair value of $1,440,961 ($0.19 per share) based upon the most current trading price of the Company’s stock.

On September 15, 2017, the Company issued 250,000 shares of common stock related to an Employment Agreement with Annette Knebel, Chief Accounting Officer and Director. The Company recorded fair value of $50,000 ($0.20 per share) based upon the most current trading price of the Company’s stock.

Common Stock Warrants

On September 26, 2016, the Company issued the Rifici Note to Chuck Rifici Holdings, Inc, relating to the issuance of $225,500 in aggregate principal including a $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Rifici Note, the Company issued a one-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.30 per share (See Note 8). The warrant expired September 26, 2017 and was not exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	500,000	0.40	-
Granted	-	-	-
Exercised	-	-	-
Canceled/Forfeited	250,000	0.50	-
Expired	250,000	0.30	-
Balance September 30, 2017	-	$	$-

For the nine months ended September 30, 2017, no warrants were outstanding.

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$ 0.30-0.50	500,000	0.69	32,500

Lattice Binomial model was used to value aggregate intrinsic value.

NOTE 11 - SUBSEQUENT EVENTS

On October 10, 2017, the Company executed Amendment #1 to the March 24, 2017 Tangiers Note for $250,000 payment plus a 10% original issue discount. The maturity date is six months from the effective date. All other terms and conditions of the Tangiers Note remain effective.

On October 12, 2017, the Company entered into an Investment Agreement with Tangiers Global, LLC (“Tangiers Global”) pursuant to which the Company may issue and sell to Tangiers Global up to $2,000,000 of the Company’s common stock. Concurrently, on October 12, 2017, the Company entered into a Registration Rights Agreement with Tangiers Global. The Investment Agreement shall terminate upon the earlier of: (i) the issuance of $2,000,000 of shares, (ii) 36 months after the Effective Date (as defined in the Investment Agreement), (iii) at such time the Registration Statement (as defined in the Investment Agreement) is no longer effective, or (iv) by the Company at any time by providing 15 days written notice to Tangiers Global.

On October 12, 2017, the Company issued a promissory note to Tangiers Global, in the principal amount of $50,000 in order to induce Tangiers Global to enter into the Investment Agreement. The note bears interest at a rate of 10% per annum and matures on May 12, 2018. Tangiers Global may, at any time, convert the unpaid principal amount of the note into shares of the Company’s common stock at a conversion price of $0.1666 per share.

On October 17, 2017, the Company converted debt and accrued interest, totaling $30,000 into 329,670 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

The forward-looking statements included herein are based on current expectations that involve several risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

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

Current Business and Operations

The Company, through its brand name Indoor Harvest®, is a developer of personalized cannabis chemical expression profiles and is a provider of advanced cultivation methods and processes. The Company intends to sell and license its patent pending high pressure aeroponic cultivation systems and methods to producers of cannabis.

Aeroponics is the process of growing plants in an air or mist environment without the use of soil or an aggregate medium (known as geoponics). Aeroponic culture differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium and to provide essential minerals to sustain plant growth, aeroponics is conducted without a growing medium. Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics. The Company’s patent pending aeroponic technology has been independently tested and shown to reduce cannabis production costs by up to 80%, while increasing cannabis biomass by 150% and increasing cannabis flower production by 50%. The technology allows for precision cultivation, while eliminating mediums, thereby dramatically reducing the potential for contaminants and the use of pesticides. When used with BIA and CEA installations, the Company’s aeroponic technology can provide a fully sterile production environment capable of producing consistent chemical expression of the cannabis plant for pharmaceutical research and development.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the SEC's reporting and disclosure rules. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Because of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our operational expenditures are primarily related to developing our line of productions, developing our in-house manufacturing and fabrication facilities and the costs related to be a fully reporting company with the SEC.

Merger of Alamo CBD and Changes in Business Operations

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, the Company formed Alamo Acquisition, LLC, a Texas limited liability company, in which the Company owns 100% of Alamo Acquisition, LLC member interests.

On August 4, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization, by and among the Company, Alamo Acquisition LLC, and Alamo CBD (the “Merger”). On August 8, 2017, Chad Sykes, Founder and Chief Cultivation Officer, returned 2,500,000 shares of common stock to the Company in anticipation of the Merger. The Company recorded the return of shares at a fair value of $550,000 ($0.22 per share) based upon the most recent trading price per share of the Company’s stock. The return of common stock by Chad Sykes was a non-cash transaction and has been recorded as a reduction of goodwill related to the Merger. On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Merger. The Company recorded fair value of $1,440,961 ($0.19 per share) based upon the most recent trading price per share. The Company subsumed into goodwill all intangible assets acquired in the transaction. The aggregate value of goodwill at September 30, 2017 is $890,961.

Contractual Joint Venture with Alamo CBD and Vyripharm Enterprises, LLC

On March 23, 2017, the Company entered into a Contractual Joint Venture Agreement (the “Joint Venture Agreement”) with Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”). The Company paid an initial down payment of $250,000 under the Joint Venture Agreement on March 30, 2017.

The intent of the Joint Venture Agreement was for the parties to work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, with the Texas Department of Public Safety (“DPS”), to grow and/or dispense marijuana products for medical and/or consumer use through the Texas Compassionate Use Program.

Voluntary Default of Joint Venture and Status of Application with DPS

As published in the Texas DPS Self-Evaluation Report, on page 543, question (D), dated September 29, 2017, the DPS originally interpreted the statute as requiring a market-based system by which the number and location of licensees are determined by market factors rather than by regulation – as not mandating or limiting the number of licensed distributors. It was originally understood that the applicants would be required to satisfy certain basic requirements prior to licensure, and the ability to maintain compliance with DPS guidelines will be evaluated through on-going audits and inspections.

In late 2016, the DPS modified its approach to restrict the number of licenses to three. This necessitated the development of a competitive review process, where three applicants were conditionally approved based on the review of the submitted application materials. Upon successful onsite inspection of their facilities, qualified applicants will be issued licenses. Because of this competitive review process, the Joint Venture group placed 16th out of 43 applicants and its application is currently considered pending by the DPS.

On June 30, 2017, the Company, Alamo CBD and Vyripharm entered into discussions to amend and extend the payment terms under the Joint Venture Agreement due to the group not being awarded one of the three initial provisional licenses to produce cannabis in Texas under the Compassionate Use Program. To date, the DPS has awarded two production licenses with the third applicant pending approval.

On August 7, 2017, after negotiations, the Company advised Vyripharm that it intended to voluntarily default on the Joint Venture Agreement and the Company wrote off the $250,000 down payment towards the Joint Venture investment. The Company’s management determined that without a license to produce cannabis, the Company would not be able to fully utilize the intent of the Joint Venture partnership and the Company would be financially burdened by the ongoing Joint Venture terms. Both parties agreed that this decision would not impair either party’s ability to pursue a Joint Venture in the future, after the Company, or Alamo CBD, obtained license to produce cannabis.

The Company is a member and is working with the Medical Cannabis Association of Texas and expects both lobbying and legislative efforts currently being undertaken to result in the program being expanded, additional permits being awarded, and new legislation being introduced in 2019 to allow for a separate permitting process to conduct cannabis research in line with the Controlled Substance Act. There is no guarantee that these efforts will result in the Company obtaining a license or permit to produce cannabis in Texas or that legislation will be adopted allowing a separate licensing or permitting process for research purposes.

Current Projects

On May 31, 2017, the Company notified Tweed Marijuana Inc. (“Tweed”), that it had completed work under Phase Two of its Cannabis Production Pilot Agreement, originally entered on December 18, 2014. The Company installed 13 aeroponic systems at Tweed for an internal economic pilot. Additionally, the Company notified Tweed that it would not seek to renew the Cannabis Production Pilot Agreement.

On July 10, 2017, the Company entered into a Cultivation Design Agreement with Bright Orchard Developments, Ltd., for the design of an aeroponic cannabis production facility by a pending licensed producer in Canada.

On August 4, 2017, the Company ceased all direct operations within the vertical farming industry. The Company intends to sell its portfolio of vertical farming designs through third party reseller agreements.

Current EPCM Sales Pipeline

On August 4, 2017, the Company ceased all outside Engineering, Procurement and Construction Management services.

Results of Operations

For the three months ended September 30, 2017, we generated revenue of $4,245 with cost of sales of $1,165 resulting in gross income of $3,080 and gross margin of 73%. For the three months ended September 30, 2016 we generated revenue of $21,210 with cost of sales of $11,278 resulting in gross income of $9,932 and gross margin of 47%. For the nine months ended September 30, 2017, we generated revenue of $4,245 with cost of sales of $15,594 resulting in gross loss of $11,349 and gross margin of -267%. For the nine months ended September 30, 2016, we generated revenue of $83,376 with cost of sales of $55,199 resulting in gross income of $28,177 and gross margin of 34%.

For the three months ended September 30, 2017, we incurred $178,491 of operating expenses compared to $314,410 of operating expenses for the three months ended September 30, 2016. This represents a 43% decrease quarter over quarter. The decrease in our operating expenses was primarily due to decreases in payroll costs and reduced operational activities. For the nine months ended September 30, 2017 and 2016, we incurred $1,325,778 and $1,059,474, respectively, in operating expenses. The increase in our operating expenses were due primarily to increased operating costs and costs associated with our agreements to support Alamo CBD’s cannabis production license under the Texas Compassionate Use Program and professional fees associated with the Merger.

Our expenses related to research and development for the three months ended September 30, 2017 and 2016 were $0 and $6,376, respectively, representing a 100% decline quarter over quarter. Our expenses related to research and development for the nine months ended September 30, 2017 and 2016 were $1,625 and $15,047, respectively. The decrease in research and development expenses was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of September 30, 2017, we had total liabilities of $377,990, while at September 30, 2016, we had total liabilities of $517,055, representing a 27% decrease year over year. The decrease was the result of recapitalization and repayment of debt.

Deferred rent payable at September 30, 2017 was $6,808. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Liquidity and Capital Resources

As of September 30, 2017, we had $7,639 in total current assets and current liabilities of $363,215. Accordingly, our working capital deficit at September 30, 2017 was $355,576. We also have the ability to raise additional capital as needed through external equity financing transactions. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from the sale of equipment and licensing revenue, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating activities used $1,040,864 in cash for the nine months ended September 30, 2017, as compared with $427,939 used for the nine months ended September 30, 2016, representing a 120% increase year over year. Our increase in cash used in operating activities was due primarily to an increase in net loss offset by cash provided by amortization of debt discount and stock issued for services and costs associated with our agreements to support Alamo CBD’s cannabis production license under the Texas Compassionate Use Program and professional fees associated with our merger with Alamo CBD.

Investing activities for the nine months ended September 30, 2017 used $550 in cash, as compared with providing $3,012 for the nine months ended September 30, 2016, representing a 118% decrease year over year. The reduction of cash used in investing activities is primarily related to the completion of the Tweed project during 2017.

Financing activities for the nine months ended September 30, 2017 generated $968,474 in cash, as compared with $403,368 for the nine months ended September 30, 2016, representing a 140% increase year over year. Proceeds from financing activities consisted primarily of proceeds from the issuance of preferred stock and common stock for cash and the proceeds from demand notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company's management, consisting solely of the Company's Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15, 2017, the Company issued 250,000 shares of common stock to Annette Knebel, Chief Accounting Officer, pursuant to an employment agreement. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. *

32.1*	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.*

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

XBRL Taxonomy Extension Schema Document**

XBRL Taxonomy Extension Calculation Linkbase Document**

XBRL Taxonomy Extension Definition Linkbase Document**

XBRL Taxonomy Extension Label Linkbase Document**

XBRL Taxonomy Extension Presentation Linkbase Document**

______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indoor Harvest Corp, a Texas corporation

Date: November 14, 2017	By:	/s/ Rick Gutshall
Rick Gutshall Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

