Form 10-K
period 2017-12-31
Indoor Harvest Corp
filed 2018-04-17
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to ____

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	3590	45-5577364
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Indoor Harvest Corp 5300 East Freeway Suite A Houston, Texas 77020 (346) 310-3427
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Daniel Weadock

Chief Executive Officer

5300 East Freeway Suite A

Houston, Texas 77020

(346) 310-3427

(Name, address, including zip code, and telephone number, including area code, of agent for service)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter: The aggregate market value of the 11,194,612 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the OTCQB, as of the last business day of Indoor Harvest’s most recently completed second fiscal quarter (June 30, 2017), was $2,238,922.

We have 24,957,471 shares of common stock outstanding as of April 17, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Indoor Harvest, Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Indoor Harvest”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1. DESCRIPTION OF THE BUSINESS

Organization

We are a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300 East Freeway Suite A, Houston, Texas 77020. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, we consummated a reverse triangular merger (the “Alamo Merger”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding membership interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited liability company. Upon closing of the Alamo Merger, the membership interests (“Alamo Surviver Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, and thereafter Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist. Our common stock is quoted on the OTCQB under the symbol “INQD.”

Description of Business

Indoor Harvest, through its brand name Indoor Harvest®, is a technology company focused on enabling the production of biopharma grade cannabis for research and development of true pharma grade personalized medicines. We are also a provider of advanced cultivation methods and processes for the cannabis industry. Our integrated technology platform design allows us to manipulate the environment of the plant to influence its phenotypic expression. Among other things, we are also seeking to use the proprietary technology we have developed to become a registered producer and seller under the Controlled Substance Act (“CSA”) of pharmaceutical grade cannabis for research and targeted treatment of specific medical symptoms by third parties.

We have developed a patent pending high pressure aeroponic process of growing cultivars in an air or mist environment without the use of soil or an aggregate growing medium. Aeroponic production differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium and essential minerals to sustain plant growth, aeroponics is conducted without a growing medium. Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics. Our high pressure aeroponic process and production methods provide an ability to test the phenotypic plasticity of cannabis and to test and develop specific phenotypic response. Phenotypic plasticity refers to the changes in cannabis morphology and physiology due to its adaption to a unique environment and its impact on phytochemical production.

We have also developed a significant set of industry partnerships and relationships over the last 7 years uniquely positioning us to create fully integrated facilities designs for fully controlled and automated growing environments that would include not only our patent pending high pressure aeroponic systems but also a patent pending HVAC system design, leading LED lighting technology plus controls and sensors.

We, through Alamo CBD, have applied to produce and dispense low-tetrahydrocannabinol cannabis under the Texas Compassionate Use Program (“TCUP”). Tetrahydrocannabinol or “THC” is a psychotropic cannabinoid and is the principal psychoactive constituent of cannabis. We have signed a binding LOI with Zoned Properties, Inc. (“Zoned Properties”) outlining three independent pending agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP.

At the same time, we continue to explore other avenues of opportunity to deploy our technology in partnership with license holders in attractive jurisdictions.

The Company intends to generate revenue from the manufacture or co-manufacturing and sales of pharma grade cannabis to research and development organizations, through related engineering, project management, equipment leasing and technology licensing from constructed facilities in Tempe, Arizona and Parachute, Colorado and through the development and licensing of related environmental and climate recipes.

Our operational expenditures are primarily related to further developing our technology, launching and completing test trials, developing research partnerships and collaborations related to perfecting precise expressions of personalized medicine and the costs related to being a fully reporting company with the SEC.

Industry and Regulatory Overview

The United States federal government regulates drugs through the CSA (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as highly addictive and having no medical value. The United States Federal Drug Administration (“FDA”) has not approved the sale of cannabis for any medical application. Doctors may not prescribe cannabis for medical use under federal law, however, they can recommend its use under the First Amendment. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis will not be denied services or other medications that are denied to those using illegal drugs.

State legalization efforts conflict with the CSA, which makes cannabis use and possession illegal on a national level. On August 29, 2013, the U.S. Department of Justice (“DOJ”) issued a memorandum (“Cole Memo”) providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the DOJ’s limited investigative and prosecutorial resources will be focused on eight priorities (the “Eight Priorities”) to prevent unintended consequences of the state laws, as follows:

●	Preventing the distribution of marijuana to minors;

●	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

●	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

●	Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking or other illegal drugs or other illegal activity;

●	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

●	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

●	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands, and

●	Preventing marijuana possession or use on federal property.

On December 11, 2014, the DOJ issued another memorandum about its position and enforcement protocol with regard to Indian Country, stating that the Eight Priorities in the Cole Memo would guide the United States Attorneys’ cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the DOJ from using funds to prosecute state-based legal medical cannabis programs.

On January 4, 2018, the DOJ suspended the Cole Memo and replaced it with a new Memorandum titled with the subject “Marijuana Enforcement” from Attorney General Jeff Sessions which provides that each U.S. Attorney has the discretion to determine which types of cannabis-related cases should be federally prosecuted, thus ending the broad safe harbor provided under the Cole Memo.

As of January 4, 2018, 29 states, the District of Columbia and Guam allow their citizens to use medical cannabis through de-criminalization. Voters in the States of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington have legalized cannabis for adult recreational use.

The Company continues to follow and monitor the actions and statements of the Trump administration, the DOJ and Congress’ positions on federal law and cannabis policy. As the possession and use of cannabis is illegal under the CSA, we could be deemed to be aiding and abetting illegal activities through the equipment we intend to sell in the U.S. and directly violating federal law if we should begin producing cannabis under State law. Under federal law, and more specifically the CSA, the possession, use, cultivation, and transfer of cannabis is illegal. Our equipment could be used by persons or entities engaged in the business of possession, use, cultivation, and/or transfer of cannabis.

As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, could seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities or directly violating the CSA. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal” (18 U.S.C. §2(a).) Enforcement of federal law regarding cannabis would likely result in the Company being unable to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture which could lead to an entire loss of any investment in the Company. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Changes in Business Operations

From inception until August 4, 2017, the Company provided full service, state of the art design-build, engineering, procurement and construction services to the indoor and vertical farming industry. The Company provided production platforms, mechanical systems and complete custom designed build outs for both Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”), for two unique industries, produce and cannabis.

CEA is the process of manipulating any agricultural technology to allow the farmer an ability to manipulate a crop’s environment to desired conditions. Technologies include greenhouse production, hydroponics, aquaculture, aquaponics and aeroponics. Controlled variables may include temperature, lighting, humidity, pH and nutrient analysis.

BIA is the process of locating CEA methods on, or in, mixed use buildings to provide synergy with the buildings infrastructure and the agriculture process. Earliest examples of BIA include the use of hydroponics, aeroponics and aquaponics, where waste heat is captured through the building’s existing heating, ventilation and air conditioning system as well as the combined use of solar, rainwater collection and evaporative systems. Current operating examples include such buildings as Eli Zabar’s rooftop greenhouse, The Sun Works Center for Environmental Studies, Gotham Greens, Sky Vegetables, Top Sprouts, Cityscape Farms, Dongtan, Masdar City, AeroFarms, Solar 2, Lufa Farms, BrightFarms, FarmedHere, Green Sense Farms, Green Spirit Farms and Big Box Farms. The term building-integrated agriculture was coined by Dr. Ted Caplow in a paper delivered at the 2007 Passive and Low Energy Cooling Conference in Crete, Greece.

The Company began generating revenue in late 2015 from its products and design-build, engineering, procurement and construction management services. Our products were designed for the production of aeroponic and hydroponic leafy greens, micro-greens, fruiting plants and herbs. Our fixtures and systems could also be adapted for a variety of other uses such as horticulture research, medicinal plant production, pharmaceutical plant production, plant cloning and hardwood propagation.

In mid-2016, the Company began efforts to separate its produce and cannabis related operations due to ongoing feedback from both clients and potential institutional investors. It was determined that the Company’s involvement in the cannabis industry was creating conflicts for clients and potential institutional investors wishing to work with the Company from the produce industry due to the public perception and political issues surrounding the cannabis industry. By late-2016, the Company had decided to cease actively selling its products and services to the vertical farming industry and to focus on utilizing the Company’s developed technology and methods for the cannabis industry. On August 4, 2017, the Company ceased actively supporting business development of vertical farms for produce production.

Merger of Alamo CBD, LLC

On January 3, 2017, the Company signed a binding LOI with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, we formed Alamo Acquisition Sub, a wholly owned Texas limited liability company.

On August 4, 2017, we consummated a reverse triangular merger (the “Alamo Merger”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding membership interests of Alamo CBD, a Texas limited liability company. Upon closing of the Alamo Merger, the membership interests (“Alamo Surviver Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist.

In addition to the foregoing, following the closing of the Alamo Merger, and Alamo CBD being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, Indoor Harvest will issue to the individual Alamo Surviver Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance. However, there can be no assurance that Alamo CBD will be awarded such license in the near future or at all.

Additionally, upon Alamo CBD successfully being registered and licensed by the Drug Enforcement Agency (“DEA”) to produce and dispense cannabis under federal law, Indoor Harvest will issue to the individual Alamo Surviver Members, an additional Two Million Five Hundred Thousand Dollars ($2,500,000) cash payment, or newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance, at the option of the individual Alamo Surviver Member. A combination of cash and common stock may be elected by Alamo Surviver Member individually. However, there can be no assurance that Alamo CBD will be registered or licensed by the DEA, in the near future or at all.

On August 8, 2017, Chad Sykes, the Company’s Founder and Chief of Cultivation, returned 2,500,000 shares of common stock to the Company. Mr. Sykes voluntarily returned such shares in order to prevent dilution to the Company’s shareholders as a result of the merger and in order to facilitate the merger. The return of common stock by Chad Sykes was a non-cash transaction and reduced the common stock outstanding as of December 31, 2017. Mr. Sykes return of stock was valued $2,500, or at par value of $0.001 per share.

On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Merger. The Company recorded goodwill at a fair value of $1,440,961 ($0.19 per share) based upon closing price per share of the Company’s common stock on the date the stock was issued. The Company subsumed into goodwill all intangible assets acquired in the transaction, which is Alamo CBD’s pending provisional or full license to produce and dispense cannabis in the State of Texas.

As of December 31,2017, the Company’s management decided to impair the goodwill created by the Alamo Merger, as there are doubts regarding when a license may be issued, as the license is pending and may, or may not ever be issued, and whether upon receipt of the license if it will lead to significant positive cash flows. The Company recorded an impairment of goodwill in the Statement of Operations for the year ended December 31, 2017.

Contractual Joint Venture with Alamo CBD and Vyripharm Enterprises, LLC

On March 23, 2017, Indoor Harvest entered into a Contractual Joint Venture Agreement by and between Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, collectively the parties, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”) for the following business purposes:

●	The parties would work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use, as the case may be:

i.	In Texas, pursuant to the Texas Compassionate Use Act, as may be amended;

ii.	In Colorado, pursuant to recent Colorado legislation permitting foreign ownership of entities that grow and/or dispense marijuana products for medical and/or consumer use; and

iii.	Pursuant to recent United States Drug Enforcement Administration regulations which expand the opportunities for entities providing research involving marijuana and its chemical constituents, as referenced in 21 U.S.C. 822(a)(1) and 21 U.S.C. 823(a), et. seq.

●	To establish Alamo CBD as a supplier of a variety of medical use cannabis oil to Vyripharm for Vyripharm’s use in conducting research and development to create novel pharmaceutical and radiopharmaceutical compounds designed to image and treat certain debilitating diseases including, but not limited to epilepsy, post-traumatic stress disorder, Alzheimer’s, ALS, and other neurodegenerative diseases; and to establish Indoor Harvest as the project developer and engineering, procurement and construction group, in which Indoor Harvest is responsible for costs and efforts related to Alamo CBD’s efforts to become licensed under the Texas Compassionate Use Act and to meet its obligations under this Joint Venture agreement.

The initial term of the Joint Venture was to be five (5) years following the effective date, and the Joint Venture Agreement could be extended beyond this initial term by mutual consent of the parties. Pursuant to the Joint Venture terms, the Company agreed to contribute a total of $5,000,000 on the basis of $1,000,000 per year for each of the first five (5) years of the Initial Term. Should the Company fail to make payment under the Joint Venture, the agreement would terminate and neither party would have further obligation to the other.

The Company paid an initial down payment of $250,000 under the Joint Venture Agreement on March 30, 2017.

Background for the Contractual Joint Venture

The purpose of the above-described change in business and Joint Venture was twofold, as follows:

●	It would separate the Company’s cannabis and produce related operations, as we indicated was previously a goal.

●	It would put in place all elements necessary for the resulting Joint Venture, of which the resulting public reporting company would have a significant on-going interest, to become a registered producer under the federal CSA to produce cannabis.

As of December 1, 2017, only one entity, the University of Mississippi can legally manufacture cannabis to supply researchers involved in the various studies about using cannabis to treat maladies such as Post Traumatic Stress Disorder (“PTSD”) or Epilepsy. On August 12, 2016, the DOJ and the DEA issued a policy statement on cannabis issues, as follows:

●	It is well known that the DOJ and DEA have said that cannabis would continue to be classified as a Schedule 1 drug, like heroin.

●	It is not so well known that the DOJ and DEA also reset the policy regarding entities that could legally manufacture cannabis to supply researchers involved in various clinical studies using cannabis to treat maladies such as PTSD or Epilepsy.

According to the policy statement, the purpose of this policy reset is to increase the number of U.S. entities registered under the CSA to grow (manufacture) cannabis to supply researchers on the effectiveness of medical grade cannabis in treating these and other maladies.

The CSA under subsection 823(a)(1) provides, DEA is obligated to register only the number of bulk manufacturers of a given schedule I or II controlled substance that is necessary to “produce an adequate and uninterrupted supply of these substances under adequately competitive conditions for legitimate medical, scientific, research, and industrial purposes.”

The policy statement (Federal Register Vol. 81) provided additional explanation on how the DEA would evaluate applications for such registration consistent with the CSA and the obligations of the United States under the applicable international drug control treaty. The Company had reviewed these guidelines and believed all applicable requirements which could not be met by the Company alone would be met by the following:

●	Our previous Cannabis Pilot Agreement and completed technology trials with Canopy Growth Corporation, a Canadian licensed producer under the Marihuana for Medical Purposes Regulations, had demonstrated that our aeroponic technology could augment and improve the quality and production of cannabis for use in cannabis research.

●	We believed that the proposed combination with Alamo and the joint venture with Vyripharm Enterprises, LLC, in which the Company would have an equity interest due to its combination with Alamo, would meet all the additional guidelines and conditions set forth regarding the expected required experience in handling of a controlled substance and its related research with cannabis for pharmaceutical use that is one of the conditions of the policy statement.

Voluntary Default of Joint Venture and Status of Application with DPS

As published in the Texas Department of Public Safety (“DPS”) Self-Evaluation Report, on page 543, question (D), dated September 29, 2017, the DPS originally interpreted the statute as requiring a market-based system by which the number and location of licensees are determined by market factors rather than by regulation – as not mandating or limiting the number of licensed distributors. It was originally understood that the applicants would be required to satisfy certain basic requirements prior to licensure, and the ability to maintain compliance with DPS guidelines will be evaluated through on-going audits and inspections.

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

On June 30, 2017, the Company, Alamo CBD and Vyripharm entered into discussions to amend and extend the payment terms under the Joint Venture Agreement due to the group not being awarded one of the three initial provisional licenses to produce cannabis in Texas under the TCUP.

On August 7, 2017, after negotiations, the Company advised Vyripharm that it intended to voluntarily default on the Joint Venture Agreement and the Company wrote off the $250,000 down payment towards the Joint Venture investment and there is no further obligation by either party under the terms of the Joint Venture. The Company’s management determined that without a license to produce cannabis, the Company would not be able to fully utilize the intent of the Joint Venture partnership and the Company would be financially burdened by the ongoing Joint Venture terms. Both parties agreed that this decision would not impair either party’s ability to pursue a Joint Venture in the future, after the Company, or Alamo CBD, obtained license to produce cannabis. Should the Company voluntarily default on the Joint Venture, the agreement would terminate and neither party would have further obligation to the other.

The Company is a member and is working with the Medical Cannabis Association of Texas and expects both lobbying and legislative efforts currently being undertaken to result in the program being expanded, additional permits being awarded, and new legislation being introduced in 2019 to allow for a separate permitting process to conduct cannabis research in line with the CSA. There is no guarantee that these efforts will result in the Company obtaining a license or permit to produce cannabis in Texas or that legislation will be adopted allowing a separate licensing or permitting process for research purposes.

Our Current Product Portfolio

The Company designs fully integrated controlled environment facilities technology for the cannabis industry that enables the manipulation of the plants environment to influence the phenotypic expression of the plant. This precision agriculture technology will be critical to developing true pharma grade cannabis and real personalized cannabis medicines. Our integrated controlled environment facility design includes our patent pending high pressure aeroponics, patent pending HVAC system design, leading LED lighting technology, in addition to a variety of sensors and control technologies.

The Company has developed and maintains a portfolio of equipment designs to include the Company’s patent pending high pressure aeroponic designs as well as flood and drain and floating raft designs. On August 4, 2017, the Company ceased all direct operations within the vertical farming industry. The Company intends to sell its portfolio of vertical farming designs through third party reseller agreements. The Company currently has pending agreements under the terms of the merger agreement with Alamo CBD to resell the Company’s products by Civic Farms, LLC and Bright Orchard Developments, Ltd. No agreements have been executed as of the date of this filing. The Company has also begun early stage discussions with additional groups to resell the Company’s products. There is no guarantee the Company will be successful in securing licensing or reseller agreements. Below is a brief description of the Company’s products.

The Indoor Harvest® Modular HP-Aeroponics Platform

The system comprises of seven primary fixture components that consist of an Aeroponic Growth Tray (“AGT”), Aeroponic Growth Lid (“AGL”), Aeroponic Spray Manifold (“ASM”), Aeroponic Pressure Manifold (“APM”), Nutrient Delivery System (“NDS”), Water Reclamation and Recirculation System, and Lift Station. The combination of an AGT, AGL and ASM is known as an “HPA Table”. The combination of an APM and NDS is known as a “Nutrient Pump Skid”. Each of these individual modular fixtures are combined to create custom configurations suitable for any form of indoor growing environment.

Initially designed to produce leafy greens, micro-greens, fruiting plants and herbs, our fixtures can be easily adapted for a variety of other uses, such as horticultural research, medicinal plant production, plant cloning and hardwood propagation. A smaller version of our basic design was utilized at MITCityFarm and our larger system has been independently tested by Canopy Growth Corporation. The results of these and the Company’s own internal trials has shown the following benefits over a more traditional hydroponic system:

● Up to a 95% reduction in water usage
● Up to a 70% reduction in fertilizers
● Accelerated growth rate
● Increased plant biomass
● Increased phytochemical content
● Elimination of growing mediums
● Sterile production

Below are pictures of the Company’s HPA Table’s and Nutrient Pump Skid being installed at Tweed Marijuana, Inc., a subsidiary of Canopy Growth Corporation:

The Indoor Harvest® Low Tide VFRack™ Platform

The Low Tide VFRack platform is an easy to install, commercial quality vertical farming system designed to produce microgreens, leafy greens and herbs. Each Low Tide VFRack™ System comes standard with 4 levels offering up to 128 sq. ft. of production or can support up to 18 individual 10”X20” trays per layer.

The system uses Botanicare 4ft X 8ft ID Low Tide Grow Trays and a 115 gallon or larger reservoir. Each unit comes complete with all pumps, plumbing, LED lighting and is ready to grow, just add plants and nutrients. The modular nature of the system allows for easy expansion. The Low Tide VFRack system is designed specifically for flood and drain operation and provides the following benefits:

● Integrated LED lighting
● Open slot face to accommodate unlevel floors
● Plug and play installation
● Reduced installation costs
● Unistrut based platform

Below are pictures of the Company’s Low Tide VFRack platform that were installed at Moon Flowers Farms.

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

The Shallow Raft VFRack system is designed specifically for floating raft operation and provides the following benefits:

● Integrated LED lighting
● Open slot face to accommodate unlevel floors
● Plug and play installation
● Reduced installation costs
● Unistrut based platform

Below are pictures of the Company’s Shallow Raft VFRack:

Design-Build, Engineering, Procurement and Construction Services

On August 4, 2017, the Company ceased all outside Design-Build, Engineering Procurement and Construction (“DBEPC”) services for the Vertical Farming industry. The Company is currently in discussions with third party companies to handle the Company’s future DBEPC needs in the Cannabis industry. As part of our proprietary intellectual property and industry knowledge, we plan to continue to be actively involved in the design phase of these projects. Therein lies some of our core expertise and competitive advantage. No agreements have been executed and there is no assurance such agreements will be consummated.

Financing for Products and Services

On December 14, 2015, we entered into an agreement with Noesis, a financing provider for sellers of commercial building improvements, to provide financing programs for our products and services. Under the agreement, the Company would be provided access to multiple Noesis lenders that support lease/loan vehicles tailored for HVAC, lighting and controls, building equipment, municipalities and specialty projects. In addition, the Company was provided loan/lease vehicles for solar, energy service agreements and PACE vehicles. The Noesis platform provided a back-end proposal and quoting support system that integrates into the Company’s client sales platform. Due to the Company’s changes in business focus, the Company ceased offering financing through Noesis on August 4, 2017.

Operational Activities

Design Partnership with Freight Farms

On December 17, 2015, we entered into a design partnership with Freight Farms to jointly explore new cultivar platforms. Freight Farms, makers of the Leafy Green Machine shipping container farms, would leverage Indoor Harvest’s unique expertise as the leading design-build firm of indoor farms to explore innovative new applications for its Leafy Green Machine. Freight Farms launched in 2010 to create a more sustainable and connected food system by creating highly sustainable farms in shipping containers.

The companies planned to work together to explore how Freight Farms’ containerized approach to indoor farming could be deployed in new ways to reach into untapped markets, including those internationally, as well as applications for non-profits and pharmaceutical research. Freight Farms is already deployed by academic institutions, restaurants, wholesale produce distributors and small business owners. No projects ever materialized from this agreement and due to changes in the Company’s business as of August 4, 2017, no future projects are expected to be initiated.

MOA with IGES Canada Ltd.

On January 27, 2016 the Company entered into a Memorandum of Agreement (“MOA”) with IGES Canada Ltd. (“IGESCA”), a Canadian company that is a technology solution integrator in the vertical farming market. The MOA sets forth terms for a relationship between the Company and IGESCA to grow, market and sell vertical farming solutions globally.

Subject to the terms of the MOA, IGESCA and Indoor Harvest agreed to partner to market and sell Indoor Harvest’s solutions in conjunction with the IGESCA business platform to clients globally. Our responsibilities included delivering turnkey engineering, procurement and construction solutions for CEA facilities, ongoing support and access to financing options through Noesis for designated projects. The responsibilities of IGESCA include identifying new and concluding project engagements from the current potential portfolio of 15 facilities, ongoing operations and regulatory navigation.

Both Indoor Harvest and IGESCA agreed that any intellectual property, which was jointly developed and filed through activities covered under the MOA, could be used by either party for sales/marketing purposes with the consent of the other party which was to be set forth in initial guidance. All other intellectual property used in the implementation of the MOA would remain the property of the party that provided it. This property could be used by either party for purposes covered by the MOA but consent would be obtained from the owner of the property before using it for purposes not covered by the MOA. The MOA was to remain in effect for a period of three (3) years from the date of signing unless earlier terminated.

On July 13, 2016, we entered into a DBEPC, maximum guaranteed price agreement, for a 40,000 sq. ft. vertical farm project in Johnstown Ontario with IGESCA. The project was estimated at $11,374,500 with 5% of the total, $568,725 due upon the start of design work. Originally contracted to begin work on September 23, 2016, the project continued to run into delays and IGES was unable to secure funding for the project. On August 4, 2017, the Company ceased all efforts to support IGESCA projects due to changes in the Company’s business plans, to include five other pending projects which included Welland, Tyendinaga, Kingston, Galipeau and Easton.

TexAg Ventures, LLC

On July 27, 2016, we entered into a DBEPC, cost plus agreement, with TexAg Ventures, LLC, to provide full design and engineering, system prototyping and system testing of a custom vertical farming platform. An initial deposit of $35,000 was required to begin prototyping. Design and engineering services were to be provided free and remaining project costs would be deemed construction coordination services and billed at cost plus. As of September 30, 2016, 100% of the design work had been completed but the client had not provided the required deposit to begin prototyping. On August 4, 2017, we ceased efforts to support the project due to changes in the Company’s business plans.

Head North Agreement

In the Company’s initial effort to separate its cannabis and produce operations, on August 22, 2016 we entered into a memorandum of agreement with Head North LLC (“Head North”) to provide Head North with an exclusive period to negotiate an acquisition, merger, or joint venture, of our cannabis related operations in exchange for certain funding obligations.

On September 2, 2016, the Company received an executed subscription agreement for $375,000 of our Series A Preferred shares related to the terms outlined in our MOA. On September 23, 2016, we issued 30-day notice to Head North that we were terminating the agreement under Section VIII due to default under the terms of the MOA and a failure to fund its subscription.

Current Operations

On May 31, 2017, the Company notified Canopy Growth that it had completed the majority of work under Phase Two of its Cannabis Pilot. The Company installed 13 HPA Table systems and 1 custom built Nutrient Pump Skid at Canopy Growth for an internal economic pilot. During Phase Two, the Company submitted proposals to Canopy Growth for three designs for potential New IP development. Canopy Growth did not pursue these proposals to develop New IP and chose to procure only the Company’s HPA Table system and a custom built Nutrient Pump Skid that was integrated into existing fertigation and mechanical systems at Canopy Growth. As a result of integration into existing facilities, the Company provided Canopy Growth with a limited warranty. The Company additionally informed Canopy Growth that it would not seek continued development under the Cannabis Pilot. As a result, the Cannabis Pilot expired on December 18, 2017.

On July 10, 2017, Indoor Harvest Corp. entered into a Cultivation Design Agreement with Bright Orchard Developments, Ltd., for the design of an aeroponic cannabis production facility by a pending licensed producer in Canada.

On October 11, 2017, the Company entered into a binding letter of intent (“LOI”) with Zoned Properties outlining three pending independent agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. Zoned Properties is an OTCQX quoted Company and strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical cannabis industry.

Under the terms of the binding LOI, the two companies plan to work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements.

●	Tempe Arizona Research Cultivation Site – an agreement for the development and installation of a research cultivation site utilizing Indoor Harvest’s cultivation technology and equipment within at most 2,500 square feet of space at Zoned Properties’ Tempe Medical Marijuana Business Park.

●	Parachute Colorado Production Facility – an agreement for the development and operation of Zoned Properties’ Parachute Medical Marijuana Business Park and for Indoor Harvest to engage Zoned Properties as the exclusive Strategic Development Advisory.

●	Texas Compassionate Use Program Applicant – an agreement for Indoor Harvest to engage Zoned Properties as the exclusive Strategic Development Advisory for Indoor Harvest’s anticipated future development located in Stockdale, Texas or at another location to be determined.

Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed nor consummated.

The binding LOI includes non-refundable payments totaling $50,000 by Indoor Harvest to Zoned Properties. The payments are consideration for entering into the binding LOI and represents a 20% deposit to be applied towards the assignment of the Parachute Development Rights which have been valued at $250,000 within the binding LOI.

On October 26, 2017, the Company entered into a LOI with Harvest Air, LLC (“Harvest Air”) and on November 1, 2017, entered into a LOI with Biological Innovations and Optimization Systems, LLC (“BIOS Lighting”). The two companies plan to collaborate with Indoor Harvest towards the development of a fully integrated platform designed to provide cannabis producers the ability to manage and record phenotypic plasticity in the cannabis plant. By combining Indoor Harvest’s proven aeroponic methods, Harvest Air’s HVAC designs, and customized lighting solutions from BIOS Lighting, the three Companies plan to demonstrate an ability to manipulate and control phenotypic expression in the cannabis plant for the purpose of research and production of pharmaceuticals.

In addition to collaborative research and development, the group plans to develop advanced automation strategies to control the growth of cultivars with high pressure aeroponics by integrating power generation, HVAC, LED lighting systems, phytometric devices, and near-infrared technologies, into a fully integrated facilities package. By using real time measurements of plant physiological processes and precision management of the production facility environment, the group intends to offer scalable solutions and production methods designed specifically for cannabis phytochemistry and precise phytochemical production.

Prototype development will take place in Tempe, Arizona, as part of Indoor Harvest’s planned cannabis technology development described below. In exchange for Harvest Air and BIOS Lighting support and services, Indoor Harvest has agreed to exclusively utilize any developed hardware or strategies provided by both companies in its future developments in Parachute, Colorado and Stockdale, Texas, or other location in Texas approved under the TCUP as described in more detail below.

Tempe Arizona Research Cultivation Site

The Company plans to install 20 HPA Tables at an existing licensed medical cannabis production facility at Zoned Properties’ Tempe Medical Marijuana Business Park. The purpose of this project is to conduct a demonstration of the Company’s aeroponic technology while integrating LED and HVAC designs, provided by BIOS Lighting and Harvest Air, respectively. The resulting demonstration will be compared to traditional flood irrigation, HVAC and lighting methods. The Company plans to prepare a case study and white paper to showcase industry adoption value and to serve as a proof of concept for the construction of larger facilities in Parachute, Colorado and Stockdale, Texas, or other location in Texas approved under the TCUP.

Both Zoned Properties and Indoor Harvest plan to work together in good faith to mutually agree upon the terms, provisions and obligations of an agreement for the development, installation, and research of Indoor Harvest’s cultivation technology and equipment within at most 2,500 square feet of space at Zoned Properties’ Tempe Medical Marijuana Business Park located at 410 S. Madison Dr. Tempe, Arizona 85281. The Company expects to generate revenue from the Tempe, Arizona facility through future leasing and licensing agreements. The 20 HPA Table installation is expected to produce over 206 pounds of cannabis annually at under $150 per pound in cost of goods with an expected breakeven point of 430 pounds for the equipment. There is no assurance that any or all of the agreements will be executed nor consummated.

Parachute Colorado Production Facility

The Company has secured rights to develop Zoned Properties Parachute Medical Marijuana Business Park. The Company intends to construct a 25,000 square foot facility based on the technology developed and tested at the Tempe Arizona Research Cultivation Site and to generate revenue through the leasing of the facility and licensing of the Company’s technology to either a medical or recreational licensee, which has yet to be determined. The Company would additionally conduct research and development towards creating specific environmental and climate recipes for the production of cannabis in order to produce and replicate a desired phenotypic response. The Company also expects to file an application with the DEA to register the facility under the CSA and to obtain rights to acquire the operating license from the licensee upon changes in Colorado law, which currently does not allow direct ownership by a publicly traded Company.

Both Zoned Properties and Indoor Harvest plan to work together in good faith to mutually agree upon the terms, provisions and obligations of an agreement for the assignment and/or sale of Zoned Properties’ Parachute Development Rights for the Parachute Marijuana Business Park located at Lot #7 N. Diamond Loop Rd, Parachute, Colorado 81635. The agreement would include: (a) the assignment and/or sale of the Parachute Development Rights from Zoned Properties to Indoor Harvest, and (b) the engagement by Indoor Harvest of Zoned Properties as the exclusive Strategic Development Advisor for the Parachute Property. The Company has paid a $25,000 deposit towards securing these rights. There is no assurance that any or all of the additional agreements will be executed or that the Company will be successful in registering the facility with the DEA.

Texas Compassionate Use Program Applicant

We, through our wholly owned subsidiary Alamo CBD, have applied to produce and dispense low-THC cannabis under the TCUP. The Company plans to partner with Zoned Properties, Harvest Air and BIOS Lighting to develop a 50,000 square foot facility in Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. Zoned Properties and Indoor Harvest will work together in good faith to mutually agree upon the terms, provisions and obligations of an Agreement for Indoor Harvest to engage Zoned Properties as the exclusive Strategic Development Advisory for Indoor Harvest’s development in Texas under the TCUP. The Company also expects to file an application with the DEA to register the facility under the CSA. The Company expects to generate revenue through the production and sale of cannabis under the TCUP. There is no assurance that any or all of the agreements will be executed or that the Company will be successful in obtaining a license to produce cannabis in Texas or in registering the completed facility with the DEA.

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

In late 2016, the DPS modified its approach to restrict the number of licenses to three. This necessitated the development of a competitive review process, where three applicants were conditionally approved based on the review of the submitted application materials. Upon successful onsite inspection of their facilities, qualified applicants will be issued licenses. Because of this competitive review process, Alamo CBD placed 16th out of 43 applicants and its application is currently considered pending by the DPS. The Company and other pending applicants have questioned the last-minute modification in approach by the DPS and the lack of transparency in the reviewing process.

The Company is a member of and is working with the Medical Cannabis Association of Texas and expects both lobbying and legislative efforts currently being undertaken to result in the program being expanded, additional permits being awarded, and new legislation being introduced in 2019 to allow for a separate permitting process to conduct cannabis research in line with the CSA. There is no guarantee that these efforts will result in the Company obtaining a license or permit to produce cannabis in Texas or that legislation will be adopted allowing a separate licensing or permitting process for research purposes.

Research and Development

MIT CityFarm (MIT OPenAg)

On September 18, 2013, the Company entered into a Letter Agreement for the Transfer of Materials (“MIT Agreement”) with the Massachusetts Institute of Technology in response to a MIT Media Lab request for aeroponic system components and fixtures manufactured by Indoor Harvest to be used for the purpose of developing a wall facade aeroponic and hydroponic system, also known as the “Food Server”, as part of MIT’s Media Lab “Changing Places” project (“MITCityFarm”). Indoor Harvest was responsible for providing technical assistance and materials as a “Technical Systems Adviser”. Per the Company’s role as a Technical Systems Adviser, the Company was exposed to research that showed the potential for using aeroponics, LED lighting, controlled environments and sensor technologies in the development of environmental and climate recipes to achieve a specific phenotypic response of cultivars.

On March 14, 2017, the Company ceased all support for the MIT OpenAg Initiative, formerly MITCityFarm, due to previous decisions by MITCityFarm principals, in which the terms of the MIT Agreement were not honored due to concerns over the Company’s involvement with cannabis. The MIT Agreement required the acknowledgement by MITCityFarm, of the use of any source materials, such as the Company’s aeroponic designs, in any publications reporting its use. The MIT Agreement was incorporated as exhibit 10.2 of the Company’s Form S-1 filing made with the SEC on March 5, 2014.

Below are pictures of the Company’s installation of aeroponic and hydroponic systems at MITCityFarm:

Canopy Growth Cannabis Pilot

Based on knowledge gained while working with MITCityFarm, the Company saw a business opportunity to use the Company’s technology and methods within the cannabis industry. On December 18, 2014, the Company entered into a Cannabis Production Pilot Agreement (“Cannabis Pilot”) with Canopy Growth Corporation (formerly Tweed Marijuana Inc.), a Canadian company. Canopy Growth Corporation (“Canopy Growth”) is a Toronto Stock Exchange listed company. Its wholly owned subsidiaries Tweed Inc., Tweed Farms Inc. (formerly Prime1 Construction Services Corp.), Bedrocan Canada and Spectrum Cannabis are licensed producers of medical cannabis in Canada. The principal activities of Canopy Growth are the production and sale of cannabis through its wholly owned subsidiaries as regulated by the Marihuana for Medical Purposes Regulations. The Cannabis Pilot was broken into two separate phases, as follows:

●	During Phase One, tests were conducted using prototypes provided by Indoor Harvest. The purpose of Phase One was to test the initial design and evaluate the root mass development of various strains of cannabis chosen by Canopy Growth. Two trials were conducted during Phase One. Phase One recorded the growth rate, phytocannabinoid production, water usage, fertilizer usage and labor using the aeroponics systems provided by Indoor Harvest.

●	During Phase Two, Canopy Growth was given the option to request Design Build services to be provided by Indoor Harvest. Indoor Harvest provided these services free of charge and provided projected costs associated with the manufacture and installation of new aeroponic designs (“New IP”). Canopy Growth was then provided the option to purchase equipment from Indoor Harvest based on these projected costs.

Phase One Cannabis Pilot

Trial 1: Strain Ghost Train Haze

In March 2015, we began a first trial under the Cannabis Pilot. A Cannabis Sativa dominant strain, Ghost Train Haze, was selected and 8 plants were grown in a 64-cubic foot root chamber HPA Table prototype using a “Screen of Green” cultivation method, in which plants are cropped and trained to produce a higher yield from a single plant. The initial Cannabis Pilot utilized 1040 watts of illumitex® brand LED lighting using the F3 Spectrum and 2,000 watts of Mogul based HPS lighting. The system was operated drain to waste, in which no water was recirculated or recaptured. The following results were recorded under the initial Cannabis Pilot.

●	An increase of up to 91% in average dry yield under HPS lighting when compared to the existing average.
●	An increase of up to 71% in average dry yield under LED lighting when compared to the existing average.
●	An increase of up to 117% in liters of water per day/plant under HPS lighting.
●	An increase of up to 183% in liters of water per day/plant under LED lighting.
●	A decrease of up to 21% in nutrient use under HPS lighting and no change under LED lighting.

Trial 2: Strain UK Cheese

In December 2015, we began a second trial under our Cannabis Pilot with Canopy Growth and similar results were achieved confirming the initial trial results. The second trial utilized an increased plant count of 20 plants per HPA Table prototype and the strain selected was UK Cheese, a Cannabis Sativa and Cannabis Indica hybrid. The second trial also tested root mass differences between a prototype 64 cubic foot and a 32-cubic foot root chamber. The second trial utilized 1040 watts of illumitex® brand LED lighting using the X5 Spectrum and 2,000 watts of Double Ended based HPS lighting and used a “Screen of Green” cultivation method. The following results from the second trial were recorded:

●	An increase of up to 86% in average dry yield under HPS lighting when compare to the existing average.
●	An increase of up to 25% in average dry yield under LED lighting when compared to the existing average.

●	An increase of up to 89% in liters of water per day/plant under HPS lighting.
●	An increase of up to 70% in liters of water per day/plant under LED lighting.
●	A decrease of up to 69% in nutrient use under HPS lighting and 72% decrease under LED lighting.

Trial 1 and 2 Summary

Indoor Harvest provided minimal instructional input during both trials. The Company believes the results of the Cannabis Pilot show the potential for the Company’s technology and that without any significant instructional support, operators can achieve significant gains in yield and reductions in costs. There was a noticeable difference recorded in the morphology of the Cannabis strains tested utilizing the Company’s aeroponic platforms over the baseline using drip irrigation and a coco medium. During the first trial, the strain tested showed a significant increase in the size of the plants fan leaves over the baseline methods leading to a potential increase of up to 150% in produced biomass.

The aeroponic systems provided showed a significant increase in growth rate during the vegetative stage, as compared to baseline methods. Additionally, there were noticeable differences in the development of roots under certain conditions and difference we’re recorded in phenotypic response. The results of both trials showed an ability to provide greater control over the root environment, provided an ability to monitor nutrient uptake, provided an increase in yield, showed a dramatic decrease in nutrient use and provided an ability to prevent contamination by eliminating mediums. The Company believes that with further development of additional automation, integration of LED, HVAC and controls that we can continue to improve on the performance of the Company’s technology and methods. All trials were conducted using primarily a drain to waste configuration in which system runoff was not recaptured or recycled.

Phase Two Cannabis Pilot

On July 6, 2016, we entered into Phase Two of our Cannabis Pilot with Canopy Growth Corporation and signed a design-build, DBEPC, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a high Pressure Aeroponic production system.

On May 31, 2017, the Company notified Canopy Growth that it had completed the majority of work under Phase Two of its Cannabis Pilot. The Company installed 13 HPA Table systems and 1 custom built Nutrient Pump Skid at Canopy Growth for an internal economic pilot. The Company submitted proposals to Canopy Growth for three designs for potential New IP development under the Cannabis Pilot. Canopy Growth did not pursue these proposals and chose to integrate the Company’s HPA Table fixtures and a custom-built Nutrient Pump Skid into previously existing facility fertigation and mechanical systems at Canopy Growth. This integration further proved the Company’s fixture-based design allowing for custom installations based on an operator’s specifications. Canopy Growth has ongoing rights to purchase additional equipment from Indoor Harvest through a fixed cost plus agreement but is under no obligation to do so. The Phase Two Cannabis Pilot expired December 18, 2017.

Below are pictures from Phase One and Phase Two of the Company’s Cannabis Pilot with Canopy Growth.

Tempe Arizona Demonstration Pilot

The Company has entered into letters of intent with Harvest Air and BIOS Lighting to collaborate with Indoor Harvest toward the development of a fully integrated platform designed to provide cannabis producers the ability to manage and record phenotypic plasticity in the cannabis plant. By combining Indoor Harvest’s proven patent pending aeroponic methods, Harvest Air’s patent pending HVAC designs, and patented lighting solutions from BIOS Lighting, the three companies plan to demonstrate an ability to manipulate and control phenotypic expression in the cannabis plant for the purpose of research and production of pharmaceuticals and to design modular facility infrastructure.

In addition to collaborative research and development, the group plans to develop advanced automation strategies to control the growth of cultivars with high pressure aeroponics by integrating power generation, HVAC, LED lighting systems, phytometric devices, and near-infrared technologies, into a fully integrated facilities package. By using real time measurements of plant physiological processes and precision management of the production facility environment, the group intends to offer scalable solutions and production methods designed specifically for Cannabis phytochemistry and precise phytochemical production.

Prototype development is planned to take place in Tempe, Arizona, as part of Indoor Harvest’s planned partnership with Zoned Properties. In exchange for Harvest Air and BIOS Lighting support and services, Indoor Harvest has agreed to exclusively utilize any developed hardware or strategies provided by the partners in developments at Parachute, Colorado and Stockdale, Texas, or other location in Texas approved under the TCUP.

Research and development expenses were $6,376 for the year ended December 31, 2017, and $16,184 for the year ended December 31, 2016.

Intellectual Property

The Company relies on a combination of patent law, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks.

The Company’s primary trademark is “Indoor Harvest.” This trademark was registered (Registration. Number 4,795,471) in the United States on August 18, 2015. This registration will stay active as long as the Company continues to use the trademark in commerce. A declaration of “continued use” of the trademark under 15 U.S.C. § 1058 is due after February 18, 2021 and before February 18, 2022. An optional declaration of “incontestability” of the trademark, which makes the validity of the trademark harder to challenge by competitors or infringers, is also planned to be filed under 15 U.S.C. § 1065 after Feb. 18, 2021 and before February 18, 2022.

The Company filed a patent application (Serial Number 14/120,275) with the United States patent office related to an invention titled: “modular aeroponic system and related methods.” The inventor is Chad Sykes, our sole Founder and Chief of Cultivation, who assigned the patent application to the Company. The application has priority to May 14, 2013. The Company and the patent office have exchanged correspondence on several occasions related to the scope of the patent rights requested.

The Company filed a continuation patent application, in the first quarter of 2018, based on the most recent correspondence from the patent office. In that action, the patent office asked the Company to justify the patentability of its invention over several prior art references in related technology fields. The Company prepared a response, through its intellectual property counsel, Buche & Associates, P.C. While the patent application is still under review, the Company continues to use the term “patent pending” on all published materials related to the invention. There is no guarantee that a patent will be granted.

Plan of Expanded Operations

Our plan of expanded operations for the next 12 months, assuming we secure the necessary funding, is set forth in “Liquidity and Capital Resources” section below.

Sales and Marketing

We intend to offer our products through licensing and reseller agreements. We are currently developing our marketing plans for both production and technology sales, which may include some or all of the following marketing methods:

●	Internet and Social Media. - Allows us to build an online presence, community and engage with our Industry Peer Groups

●	Internet Mail - The use of online mail campaigns allows us to build a database of subscribers to reach a broader audience within targeted markets. A direct online campaign may consist of a letter of introduction and monthly newsletters.

●	Marketing materials which will include a brochure highlighting our company featuring our products and services.

●	Trade Shows and Special Events - We intend to participate in industry trade shows and events in order to create market awareness for its products and services. We may also cross promote, co-brand and sponsor key conferences and other industry events as relevant and appropriate.

Marketing our products in the U.S. in state and local jurisdictions where cannabis is legal is still uncertain due to the uncertain legal status of the growth, sale and use of cannabis due to conflicting laws under which what is illegal federally is to varying extents legal under certain state laws to the contrary, and even greater uncertainty as to what would constitute ancillary illegal activities such as aiding or abetting if any such direct actions are deemed illegal. The Company cannot predict with any accuracy whether even if direct illegality laws were enforced, whether any ancillary related laws such as aiding and abetting would, if ever, be enforced. If such laws are enforced this could adversely affect the Company’s planned and current operations.

Competition and Market Position

Vertically Integrated Companies

Broadly speaking we compete with vertically integrated technology companies seeking to produce pharma grade cannabis for research and development of new personalized medicines. Companies in this space would include some of the current global players like Canopy Growth and Aurora along with smaller players like Surna, Terra Tech and GB Sciences.

Production Competition

There are a number of companies seeking to take the development and manufacture of pharmaceutical grade cannabis to the next level and they would certainly be considered competitors. These companies would include Bedrocan, CanniMed, BOL Pharma, and Sira Naturals.

Since 1968, the University of Mississippi has been the sole registered producer of cannabis and its constituents under the CSA. Working under a contract with the National Institute on Drug Abuse (“NIDA”), University of Mississippi supplies cannabis and its constituents to the NIDA Drug Supply Program, which is the sole source supply of cannabis used by researchers to study its potential harmful and beneficial effects. However, certain members of the scientific community have questioned the standards employed by University of Mississippi. In a 2017 PBS NewsHour report, the quality of the University of Mississippi’s cannabis was questioned, and the report contained accusations of mold contamination and that in some instances, cannabis tested positive for lead. The University of Mississippi produces cannabis primarily on a 12-acre outdoor farm, under direct sunlight, exposed to the elements, with no ability to control environmental or climate related impact of phenotypic response.

Cannabis contains over 113 cannabinoids and over 200 terpenes, as well as hundreds of other chemical compounds. In 1998, research conducted by S. Ben-Shabat and Raphael Mechoulam, introduced the phrase “Entourage Effect” to cannabinoid science. The Entourage Effect represents a novel endogenous cannabinoid molecular route. This new scientific discovery opens up the ability to provide whole plant and whole person caregiver synergy treatments over isolated compound pharmacological dosages. Other cannabinoids and terpenes that contribute to the clinical effects of cannabis have been espoused as an Entourage Effect.

The Entourage Effect is a combination of chemicals produced through the phenotypic response of cannabis. Phenotypic response, while governed by the specific genotype, can be manipulated and altered by changes in the environment and climate selected during production. It is therefore known, that precise control over both the environment and climate conditions can produce specific, and consistent phenotypic response in cannabis. Indoor Harvest has developed tested and proven technology and methods through the use of Building Integrated Agriculture that can allow such precise control over environmental and climate conditions. This allows Indoor Harvest to produce a superior quality and consistent Entourage Effect over the production methods of the University of Mississippi and provides researchers another pathway for discovery by providing an ability to develop specific phenotypic response specific to the research being conducted. The Company believes this provides a competitive advantage and offering currently not being provided to cannabis researchers or developers of cannabis medicines.

Technology Competition

There are two companies that currently manufacture high pressure aeroponic systems, Agrihouse™ and Aerofarms™. These companies are currently engaged in the manufacture and sales of commercial aeroponic vertical farming systems for produce production and have had limited or no use in the cannabis industry. These systems can only be used in a single mode with high pressure aeroponics and offer limited sizing options. Our system is capable of operating in dual modes, both low pressure and high pressure, and our aeroponic system is available in optional sizes that our competitors currently do not offer. There are also companies such as general Hydroponics® and Botanicare® that manufacture aeroponic and hydroponic growing systems for the hobbyist. These systems are only available in low pressure aeroponics and require individual reservoirs. They also are offered in limited sizes and are not designed for commercial operation. These systems only provide a single mode of operation.

Additionally, we have one established aeroponic competitor in the cannabis industry, AEssense Corporation. AEssense has developed an aeroponic platform under the brand name AEtrium. The AEtrium is a full system design, which utilizes low pressure aeroponics as opposed to high pressure aeroponics. The AEtrium is a standalone, full system design and not a fixture-based design such that Indoor Harvest has developed. We believe our fixture-based design and facilities approach allows us to develop fully customized installations that our competitors cannot offer.

We will be a small competitor in the industry. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. We believe based upon management’s knowledge of the industry that we are the first company to develop and offer a fixture based, fully integrated aeroponic biomanufacturing platform for the cannabis industry. Instead of relying on a product-based design, we have developed individual fixtures that can be used in whole, or in part, to create a variety of modular designs of any scale, or size. By breaking our platform down into individual, independent fixtures, we offer a level of customizability that currently is not offered by our competitors.

Manufacturing

The Company plans to source our products and accessories from third party manufacturing companies that manufacture products in part using tooling we own, in accordance with our specifications, and subject to our patent pending intellectual property rights. We currently own tooling to produce HDPE aeroponic trays in 48”X96”X12” and 48”X96”X24” sizes through a process known as rotational molding and thermoforming. We also own tooling to produce thermoformed molds in 24”X48” for acrylonitrile butadiene styrene (“ABS”) plastic.

All of our products and fixtures are made using very common fabrication and manufacturing methods. We have access to numerous companies around the world that offer metal fabrication, powder coating and plastic thermoforming and rotational molding. We contract and source from companies based on geographic location and volume ability. We can transport our tooling from one manufacturer to another and in some cases, we may contract to have new tooling built depending on the volume of a client’s order. Because we use common manufacturing methods and because our products are designed with these common manufacturing methods in mind, we are able to meet any scale or project size. Any volume limits or lead times based on available manufacturing will be discussed with the client during the design phase and pricing phase. The capacity limits are those of our suppliers and manufacturers, not of ours. So, if we have more orders than these suppliers and manufactures can supply parts and/or complete third-party manufacturing in any month, we will advise our client of a delay in the delivery time. We have no formal agreements or contracts with any manufacturer and place orders based on a case by case basis.

Employees

As of April 17, 2018, we have six full-time employees.

Governmental Regulation and Certification

Except as set forth below, we are not aware of any material governmental regulations or approvals for any of our products or services.

As the possession and use of cannabis is illegal under the CSA, we could be deemed to be aiding and abetting illegal activities through the equipment we intend to sell, lease and license in the U.S. to grow cannabis. Additionally, we would be violating federal law should we begin to manufacture and dispense cannabis under the TCUP. Under federal law, and more specifically the CSA, the possession, use, cultivation, and transfer of cannabis is illegal. Our equipment could be used by persons or entities engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, could seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities or directly violating federal law by manufacturing or distributing cannabis. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” However, we do not believe that our plans to license and sell technology as described herein violates federal law and we believe that we would prevail if any such action were brought against us although there can be no assurance of this.

Cannabis is a Schedule-I controlled substance and is illegal under federal law. Even in such states that have legalized the use of cannabis, its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan, notably with respect to our plans for cannabis cultivation, production and research. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because cannabis is still illegal at the federal level should we begin to manufacture and distribute cannabis under the TCUP.

In February 2017, the Trump administration made announcements that there could be “greater enforcement” of federal laws regarding cannabis. To this end, on January 4, 2018, the DOJ suspended certain Obama era protections set forth previously in the Cole Memo, as such term is defined above, which was replaced with a new Memorandum titled with the subject “Marijuana Enforcement” from Attorney General Jeff Sessions which provides that each U.S. Attorney has the discretion to determine which types of cannabis-related cases should be federally prosecuted, thus ending the broad safe harbor provided under the Cole Memo. Any such enforcement actions could have a material adverse effect on our business and results of operations. The Company plans to continue to follow and monitor the actions and statements of the Trump administration, the DOJ and Congress’ positions on federal law and cannabis policy.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. DESCRIPTION OF PROPERTY

Our Offices

Our headquarters are located at 5300 East Freeway, Suite A, Houston, Texas 77020, where we lease office space under a contract effective March 1, 2014, expiring on April 30, 2019. The monthly rental cost for this facility under the lease is approximately $4,452. We are currently actively seeking to get out of this lease due to our change in business plan as of August 4, 2017, and have as of February 1, 2018, entered into a sublease for this lease with a tenant who is paying $2,000 per month under the sublease reducing our total monthly expenses thereunder to $2,452.

We believe that our existing office facilities are adequate for our needs at this time, but are actively seeking to get out of the lease of the existing office and after the foregoing is completed, we’ll seek to obtain new office space, and we believe that such space can be secured on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not a party to any current, pending or threatened litigation.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Trading History

Our common stock is quoted on the OTCQB under the symbol “INQD”. The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2017	High	Low
Quarter Ended March 31	$0.39	$0.37
Quarter Ended June 30	$0.20	$0.19
Quarter Ended September 30	$0.19	$0.15
Quarter Ended December 31	$0.35	$0.12

2016	High	Low
Quarter Ended March 31	$0.56	$0.30
Quarter Ended June 30	$0.74	$0.40
Quarter Ended September 30	$0.63	$0.17
Quarter Ended December 31	$0.90	$0.21

At April 17, 2018, we had 24,957,471 outstanding shares of common stock and approximately 66 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date. Any future decisions regarding dividends will be made by our Board of Directors. We do not anticipate paying dividends in the foreseeable future but expect to retain earnings to finance the growth of our business. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Common Stock

As of April 17, 2018, we had 24,957,471 shares of common stock issued and outstanding.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable. We refer you to our certificate of incorporation, bylaws and the applicable statutes of the State of Texas for a more complete description of the rights and liabilities of holders of our securities.

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Holders of Common Stock

We have 66 record holders of our common stock, as of April 17, 2018. We had 72 holders of our common stock, as of December 31, 2017.

Preferred Stock

As of April 17, 2018 and December 31, 2017, we had 750,000 shares of Series A Preferred Convertible Stock issued and outstanding.

The stated value of each issued share of Series A Convertible Preferred Stock shall be deemed to be $0.40, as the same may be equitably adjusted whenever there may occur a stock dividend, stock split, combination, reclassification or similar event affecting the Series A Convertible Preferred Stock. There are no dividends payable on the Series A Convertible Preferred Stock. Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Holders of Series A Convertible Preferred Stock shall vote together with the holders of common stock, and with the holders of any other series of Preferred Stock the terms of which so provide, together as a single class.

If the Company shall at any time after the date of issuance of the Series A Convertible Preferred Stock issue any additional shares of common stock except exempted securities, without cash consideration or for a cash consideration per share less than the Series A Conversion Price in effect immediately prior to such issue, then the Series A Conversion Price shall be adjusted by being reduced, concurrently with such issue, to a price equal to the sale price of the additional shares of common stock. If the Company issues securities convertible into shares of common stock rather than common stock, the adjustment shall be based upon the conversion price of the convertible securities so issued.

Upon any liquidation, dissolution or winding-up of the Company under Texas law, whether voluntary or involuntary, the holders of the shares of Series A Convertible Preferred Stock shall be paid an amount equal to the aggregate stated value of their shares of Series A Convertible Preferred Stock, before any payment shall be paid to the holders of common stock, or any other stock ranking on liquidation junior to the Series A Convertible Preferred Stock, an amount for each share of Series A Convertible Preferred Stock held by such holder equal to the sum of the Stated Value thereof.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were no outstanding warrants as of December 31, 2017.

Options

There are no outstanding options to purchase our securities.

Recent Sales of Unregistered Securities

During the past two years, the following securities were sold or otherwise issued by the Company and were not registered under the Securities Act:

On January 17, 2016, the Company issued 20,820 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $9,369 ($0.45 per share) based upon the most recent trading price per share of the Company’s stock.

On January 19, 2016, the Company issued 300,000 shares of common stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The Company recorded a fair value of $120,000 ($0.40 per share) based upon the most recent trading price per share of the Company’s stock. The Company is subject to a Registration Rights Agreement which requires the Company to file a S1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the market price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date.

On January 22, 2016, the Company issued 125,000 shares of common stock to Emerging Growth, LLC, to provide investor and public relations services. The Company recorded a fair value of $43,750 ($0.35 per share) based upon the most recent trading price per share of the Company’s stock.

On February 29, 2016, the Company issued 41,640 shares of common stock related to a Director Agreement with John Choo and William Jamieson. The Company recorded fair value of $14,574 ($0.35 per share) based upon the most recent trading price per share of the Company’s stock.

On March 14, 2016, the Company issued 11,330 shares to a consultant for services rendered, of common stock with a fair value of $4,986 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

On March 22, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, and Rockwell Capital Partners Inc., relating to the issuance and sale of notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock valued at $23,500 ($0.47 per share). The notes carry an interest on the unpaid principal amount at the rate of 3% per annum. Any principal amount or interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until the same is paid. The notes mature on September 22, 2016 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the notes, the Company shall make payment to the note holders of an amount in cash equal to the sum of 125% multiplied by the principal amount plus accrued and unpaid interest on the principal amount to the optional prepayment date plus default interest, if any. The notes convert into shares of common stock at a price equal to $0.30; provided, however that from and after the occurrence of any event of default hereunder, the conversion price shall be the lower of: (i) the fixed conversion price or (ii) 45% multiplied by the lowest sales price of the common stock in a public market during the ten (10) consecutive trading day period immediately preceding the trading day that the Company receives a Notice of Conversion (as defined in the notes).

On March 23, 2016, the Company issued 100,000 shares of common stock to one U.S. accredited investor at $0.50 per share for cash totaling $50,000.

On March 31, 2016, the Company issued 5,000 shares to a consultant for services rendered, of common stock with a fair value of $2,050 ($0.41 per share) based upon the most recent trading price per share of the Company’s stock.

On April 14, 2016, the Company issued 100,000 shares of common stock related to an Executive Employment Agreement with John Zimmerman. The Company recorded fair value of $66,000 ($0.66 per share) based upon the most recent trading price per share of the Company’s stock.

On April 18, 2016, the Company issued 20,820 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $14,782 ($0.71 per share) based upon the most recent trading price per share of the Company’s stock.

On May 19, 2016, the Company issued 83,200 shares of common stock to William Jamieson in connection with his resignation as a Director. The Company recorded fair value of $54,080 ($0.65 per share) based upon the most recent trading price per share of the Company’s stock.

On July 19, 2016, the Company issued 20,820 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $14,366 ($0.69 per share) based upon the most recent trading price per share of the Company’s stock.

On August 9, 2016, the Company issued 20,820 shares of common stock related to a Director Agreement with Pawel Hardej. The Company recorded fair value of $13,512 ($0.65 per share) based upon the most recent trading price per share of the Company’s stock.

On August 31, 2016, the Company issued 20,820 shares of common stock related to a Director Agreement with John Choo. The Company recorded fair value of $12,288 ($0.59 per share) based upon the most recent trading price per share of the Company’s stock.

On October 20, 2016, the Company issued 20,820 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $9,577 ($0.46 per share) based upon the most recent trading price per share of the Company’s stock.

On January 16, 2017, the Company issued 145,740 shares of common stock related to a Director Agreement with Pawel Hardej. The Company recorded fair value of $64,126 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

On January 16, 2017, the Company issued 41,640 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $18,322 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

On January 16, 2017, the Company issued 62,460 shares of common stock related to a Director Agreement with John Choo. The Company recorded fair value of $27,482 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

On January 17, 2017, the Company issued 800,000 shares of common stock to Lyons Capital, LLC for a six-month consulting and road show services agreement. The Company recorded fair value of $352,000 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of common stock to seventeen (17) U.S. accredited investors at $0.40 per share for cash totaling $824,000.

On March 20, 2017, the Company’s Series A Preferred Convertible Stock shareholders (“Series A Holders”) each voted to waive and remove the provisions of Section 5(iii) of the Certificate of Designations of the Series A Preferred Stock. Series A Holders have each agreed individually and also as a group to convert their Series A Convertible Preferred Stock into common stock at a conversion price equal to $0.30 per share. A total of 250,000 shares of the Company’s Series A Preferred Convertible Stock were converted into an aggregate of 416,667 shares of common stock.

On March 20, 2017, the Company entered into a settlement agreement relating to two (2) promissory notes with FirstFire Global Opportunities Fund, LLC dated October 19, 2016 and December 12, 2016. Pursuant to the settlement, the Company paid the holder an aggregate of $252,917 in cash and issued 333,333 shares of common stock. The Company was released from any further liability under this FirstFire Global Opportunities Fund, LLC note upon payment of this amount.

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Tangiers Note”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. The Tangiers Note is convertible into shares of common stock at a price equal to $0.30 per share. On October 10, 2017, the Company executed Amendment #1 (“Amendment #1”) to the Tangiers Note for a final draw of $250,000 payment plus a 10% original issue discount (the “Final Draw”). Amendment #1 modified the maturity date of the Tangiers Note from eight months to six months from the effective date of each payment. In addition, Amendment #1 included use of proceeds for the $250,000 received from Tangiers. All other terms and conditions of the Tangiers Note remain effective and were not amended.

From April 26, 2017 through May 3, 2017, the Company sold an aggregate of 750,000 shares of Series A Preferred Common Stock to thirteen (13) U.S. accredited investors at $0.40 per share for proceeds of $300,000.

On June 1, 2017, the Company issued 250,000 shares of common stock for a 12-month investor relations consulting agreement. The Company recorded fair value of $55,000 ($0.22 per share) based upon the most recent trading price per share of the Company’s stock.

On September 15, 2017, the Company issued 250,000 shares of common stock related to an Employment Agreement with Annette Knebel, Chief Financial Officer and Director and former Chief Accounting Officer. The Company recorded fair value of $50,000 ($0.20 per share) based upon the most recent trading price per share of the Company’s stock.

On September 6, 2017, the Company issued 2,957,763 shares of common stock to Dr. Lang Coleman, Director, related to the merger of the Company and Alamo CBD. The Company recorded fair value of $561,975 ($0.19 per share) based upon the most recent trading price per share of the Company’s stock. On February 5, 2018, the Company renegotiated a reduction of shares issued for the Alamo CBD acquisition resulting in the return of 1,640,235 shares of common stock from Dr. Coleman.

On September 6, 2017, the Company issued 758,401 shares of common stock Rick Gutshall, former Interim-Chief Executive Office, former Chief Financial Officer, and Director, related to the merger of the Company and Alamo CBD. The Company recorded fair value of $144,096 ($0.19 per share) based upon the most recent trading price per share of the Company’s stock.

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

On December 18, 2017, the Company converted debt and accrued interest, totaling $45,000 into 516,648 shares of common stock.

We relied upon Section 4(a)(2) of the Securities Act of 1933, as amended for the above issuances to U.S. citizens or residents. We believe that Section 4(a)(2) of the Securities Act of 1933 was available because:

●	None of these issuances involved underwriters, underwriting discounts or commissions.
●	Restrictive legends were and will be placed on all certificates issued as described above.
●	The distribution did not involve general solicitation or advertising.
●	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

●	Access to all our books and records.

●	Access to documents relating to our operations.

●	The opportunity to obtain any additional information, including information relating to all of our agreements with third parties which were only oral and not written, to the extent we possessed such information, and including all information necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Item 6. SELECTED FINANCIAL DATA

Not required.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this filing. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes, and other financial information included in this filing.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

We, under our brand name Indoor Harvest®, are a developer of personalized cannabis medicines and a provider of advanced cultivation methods and processes for the cannabis industry. We are seeking to use the relationships and technology we have developed to become a registered producer and seller under the CSA of pharmaceutical grade cannabis for research by third parties developing targeted treatment for specific medical symptoms.

We have developed a patent pending aeroponic process of growing cultivars in an air or mist environment without the use of soil or an aggregate growing medium. Aeroponic production differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium and essential minerals to sustain plant growth, aeroponics is conducted by suspending plant roots in the air and spraying them with a nutrient-laden mist. Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics. Our aeroponic process and production methods provide an ability to test the phenotypic plasticity of cannabis and to test and develop specific phenotypic response. Phenotypic plasticity refers to the changes in cannabis morphology and physiology due to its adaption to a unique environment and its impact on phytochemical production.

We, through our wholly owned subsidiary Alamo CBD, have applied to produce and dispense low- THC cannabis under the TCUP. THC is a psychotropic cannabinoid and is the principal psychoactive constituent of cannabis. We have signed a binding LOI with Zoned Properties outlining three independent pending agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. The Company intends to generate revenue from the manufacture and distribution of low-THC cannabis to treat intractable epilepsy under the TCUP, through related engineering, project management, equipment leasing and technology licensing from constructed facilities in Tempe, Arizona and Parachute, Colorado and through the development and licensing of related environmental and climate recipes.

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the SEC’s reporting and disclosure rules. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Because of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our operational expenditures are primarily related to developing our technology, sources and methods, developing research partnerships and collaborations and the costs related to being a fully reporting company with the SEC.

Current Projects

On May 31, 2017, the Company notified Canopy Growth that it had completed the majority of work under Phase Two of its Cannabis Pilot. The Company installed 13 HPA Table systems and 1 custom built Nutrient Pump Skid at Canopy Growth for an internal economic pilot. During Phase Two, the Company submitted proposals to Canopy Growth for three designs for potential New IP development. Canopy Growth did not pursue these proposals to develop New IP and chose to procure only the Company’s HPA Table system and a custom built Nutrient Pump Skid that was integrated into existing fertigation and mechanical systems at Canopy Growth. As a result of integration into existing facilities, the Company provided Canopy Growth with a limited warranty. The Company additionally informed Canopy Growth that it would not seek continued development under the Cannabis Pilot. As a result, the Cannabis Pilot expired on December 18, 2017.

On July 10, 2017, Indoor Harvest Corp entered into a Cultivation Design Agreement with Bright Orchard Developments, Ltd., for the design of an aeroponic cannabis production facility by a pending licensed producer in Canada.

On October 11, 2017, the Company entered into a binding LOI with Zoned Properties outlining three pending independent agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. Zoned Properties is an OTCQX quoted Company and strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical cannabis industry.

Under the terms of the binding LOI, the two companies will work together to mutually agree upon terms, provisions and obligations of three simultaneous, independent agreements.

●	Tempe Arizona Research Cultivation Site – an agreement for the development and installation of a research cultivation site utilizing Indoor Harvest’s cultivation technology and equipment within at most 2,500 square feet of space at Zoned Properties’ Tempe Medical Marijuana Business Park.

●	Parachute Colorado Production Facility – an agreement for the development and operation of Zoned Properties’ Parachute Medical Marijuana Business Park and for Indoor Harvest to engage Zoned Properties as the exclusive Strategic Development Advisory.

●	Texas Compassionate Use Program Applicant – an agreement for Indoor Harvest to engage Zoned Properties as the exclusive Strategic Development Advisory for Indoor Harvest’s anticipated future development located in Stockdale, Texas or at another location to be determined.

Execution of any of the three individual agreements is subject to, among other things, satisfactory due diligence and the negotiation and execution of definitive agreements, each of which will contain customary representations, warranties, covenants and closing conditions. There is no assurance that any or all of the agreements will be executed.

The binding LOI includes non-refundable payments totaling $50,000 by Indoor Harvest to Zoned Properties. The payments are consideration for entering into the binding LOI and represents a 20% deposit to be applied towards the assignment of the Parachute Development Rights which have been valued at $250,000 within the binding LOI.

On October 26, 2017, the Company entered into a LOI with Harvest Air and on November 1, 2017, entered into a LOI with BIOS Lighting. The three companies plan to collaborate with Indoor Harvest towards the development of a fully integrated platform designed to provide cannabis producers the ability to manage and record phenotypic plasticity in the cannabis plant. By combining Indoor Harvest’s proven aeroponic methods, Harvest Air’s HVAC designs, and customized lighting solutions from BIOS Lighting, the three Companies plan to demonstrate an ability to manipulate and control phenotypic expression in the cannabis plant for the purpose of research and production of pharmaceuticals.

In addition to collaborative research and development, the group plans to develop advanced automation strategies to control the growth of cultivars with high pressure aeroponics by integrating power generation, HVAC, LED lighting systems, phytometric devices, and near-infrared technologies, into a fully integrated facilities package. By using real time measurements of plant physiological processes and precision management of the production facility environment, the group intends to offer scalable solutions and production methods designed specifically for cannabis phytochemistry and precise phytochemical production.

Prototype development will take place in Tempe, Arizona, as part of Indoor Harvest’s planned cannabis technology development described below. In exchange for Harvest Air and BIOS Lighting support and services, Indoor Harvest has agreed to exclusively utilize any developed hardware or strategies provided by both companies in its future developments in Parachute, Colorado and Stockdale, Texas, or other location in Texas approved under the TCUP as described in more detail below.

Tempe Arizona Research Cultivation Site

The Company plans to install 20 HPA Tables at an existing licensed medical cannabis production facility at Zoned Properties’ Tempe Medical Marijuana Business Park. The purpose of this project is to conduct a demonstration of the Company’s aeroponic technology while integrating LED and HVAC designs, provided by BIOS Lighting and Harvest Air, respectively. The resulting demonstration will be compared to traditional flood irrigation, HVAC and lighting methods. The Company plans to prepare a case study and white paper to showcase industry adoption value and to serve as a proof of concept for the construction of larger facilities in Parachute, Colorado and Stockdale, Texas, or other location in Texas approved under the TCUP.

Both Zoned Properties and Indoor Harvest will work together in good faith to mutually agree upon the terms, provisions and obligations of an agreement for the development, installation, and research of Indoor Harvest’s cultivation technology and equipment within at most 2,500 square feet of space at Zoned Properties’ Tempe Medical Marijuana Business Park located at 410 S. Madison Dr. Tempe, Arizona 85281. The Company expects to generate revenue from the Tempe, Arizona facility through future leasing and licensing agreements. The 20 HPA Table installation is expected to produce over 206 pounds of cannabis annually at under $150 per pound in cost of goods with an expected breakeven point of 430 pounds for the equipment. There is no assurance that any or all of the agreements will be executed.

Parachute Colorado Production Facility

The Company has secured rights to develop Zoned Properties Parachute Medical Marijuana Business Park. The Company intends to construct a 25,000 square foot facility based on the technology developed and tested at the Tempe Arizona Research Cultivation Site and to generate revenue through the leasing of the facility and licensing of the Company’s technology to either a medical or recreational licensee, which has yet to be determined. The Company would additionally conduct research and development towards creating specific environmental and climate recipes for the production of cannabis in order to produce and replicate a desired phenotypic response. The Company also expects to file an application with the DEA to register the facility under the CSA and to obtain rights to acquire the operating license from the licensee upon changes in Colorado law, which currently does not allow direct ownership by a publicly traded Company.

Both Zoned Properties and Indoor Harvest will work together in good faith to mutually agree upon the terms, provisions and obligations of an agreement for the assignment and/or sale of Zoned Properties’ Parachute Development Rights for the Parachute Marijuana Business Park located at Lot #7 N. Diamond Loop Rd, Parachute, Colorado 81635. The agreement would include: (a) the assignment and/or sale of the Parachute Development Rights from Zoned Properties to Indoor Harvest, and (b) the engagement by Indoor Harvest of Zoned Properties as the exclusive Strategic Development Advisor for the Parachute Property. The Company has paid a $25,000 deposit towards securing these rights. There is no assurance that any or all of the additional agreements will be executed or that the Company will be successful in registering the facility with the DEA.

Texas Compassionate Use Program Applicant

We, through our wholly owned subsidiary Alamo CBD, have applied to produce and dispense Low-THC cannabis under the TCUP to treat intractable. The Company plans to partner with Zoned Properties, Harvest Air and BIOS Lighting to develop a 50,000 square foot facility in Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. Zoned Properties and Indoor Harvest will work together in good faith to mutually agree upon the terms, provisions and obligations of an Agreement for Indoor Harvest to engage Zoned Properties as the exclusive Strategic Development Advisory for Indoor Harvest’s development in Texas under the TCUP. The Company also expects to file an application with the DEA to register the facility under the CSA. The Company expects to generate revenue through the production and sale of cannabis under the TCUP. There is no assurance that any or all of the agreements will be executed or that the Company will be successful in obtaining a license to produce cannabis in Texas or in registering the completed facility with the DEA.

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

In late 2016, the DPS modified its approach to restrict the number of licenses to three. This necessitated the development of a competitive review process, where three applicants were conditionally approved based on the review of the submitted application materials. Upon successful onsite inspection of their facilities, qualified applicants will be issued licenses. Because of this competitive review process, Alamo CBD placed 16th out of 43 applicants and its application is currently considered pending by the DPS. The Company and other pending applicants have questioned the last-minute modification in approach by the DPS and the lack of transparency in the reviewing process.

The Company is a member of and is working with the Medical Cannabis Association of Texas and expects both lobbying and legislative efforts currently being undertaken to result in the program being expanded, additional permits being awarded, and new legislation being introduced in 2019 to allow for a separate permitting process to conduct cannabis research in line with the CSA. There is no guarantee that these efforts will result in the Company obtaining a license or permit to produce cannabis in Texas or that legislation will be adopted allowing a separate licensing or permitting process for research purposes.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table presents our operating results for the year ended December 31, 2017 compared to December 31, 2016:

	2017	2016	$ Change	% Change
Revenue	$—	$163,996	$(163,996)	(100)%
Cost of Sales	—	111,581	(111,581)	(100)%
Gross profit (loss)	—	52,415	(52,415)	(100)%
Operating expenses
Depreciation and amortization expense	51,507	51,484	23	0%
Research and development	1,625	16,184	(14,559)	(90)%
Professional fees	418,092	108,093	309,999	287%
Loss on impairment of goodwill	1,440,961	—	1,440,961	100%
Loss on investment in joint venture	250,000	—	250,000	100%
General and administrative expenses	1,061,493	1,129,711	(68,218)	(6)%
Total operating expenses	3,223,678	1,305,472	1,918,206	147%
Loss from operations	(3,223,678)	(1,253,057)	1,970,621	157%
Other expense
Other income (expense)	7,196	52,323	(45,127)	(86)%
Interest expense	(163,047)	(16,427)	146,620	893%
Derivatives interest expense	—	(66,980)	(66,980)	(100)%
Amortization of debt discount	(515,814)	(438,032)	77,782	18%
Amortization of debt issuance costs	—	(20,000)	(20,000)	(100)%
Amortization of original issue discount	—	(22,500)	(22,500)	(100)%
Loss on debt settlement	—	(131,944)	(131,944)	(100)%
Loss on sale of equipment	(73,750)	(36,627)	37,123	101%
Change in fair value of embedded derivative liability	(442,957)	(141,756)	301,201	212%
Total other expense	(1,188,372)	(821,943)	366,429	45%
Net loss	$(4,412,050)	$(2,075,000)	$2,337,050	113%

Revenues

Revenue for the year ended December 31, 2017 and December 31, 2016 were $0 and $163,996, respectively, for a decrease of $163,996 or 100%. The decrease is primarily due to the completion of the projects with ER Michigan, Urbanika Farms, University of Arizona CEAC, GSS Colorado and PH Research Platform during 2016. The Tweed pilot project was primarily performed during 2016 and completed during the first quarter 2017. In addition, revenues decreased due to the Company’s management’s decision in late-2016 to discontinue actively selling its products and services to the vertical farming industry and to focus on utilizing the Company’s developed technology and methods for the cannabis industry.

Cost of Sales

Cost of sales for the year ended December 31, 2017 and December 31, 2016 were $0 and $111,581, respectively, for a decrease of $111,581 or 100%. The decrease is primarily due to the completion of the projects with ER Michigan, Urbanika Farms, University of Arizona CEAC, GSS Colorado and PH Research Platform during 2016. The Tweed pilot project was primarily performed during 2016 and completed during the first quarter 2017. In addition, on August 4, 2017, the Company ceased actively supporting business development of vertical farms for produce production.

Gross Profit (Loss)

Gross profit (loss) for the year ended December 31, 2017 and December 31, 2016 were $0 and $52,415, respectively, for a decrease of $52,415 or -100%. The decrease is primarily the result of the completion of the projects as noted above as well as the incurrence of warranty expenses. On August 4, 2017, the Company ceased actively supporting business development of vertical farms for produce production.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 and December 31, 2016 were $3,223,678 and $1,305,472, respectively, for an aggregate increase of $1,918,206 or 147%. The aggregate increase is primarily related to the loss on impairment of goodwill of $1,440,961, or 100%, the loss on the investment in joint venture of $250,000, or 100 and an increase in professional fees of $309,999 or 287% associated with the TCUP application as well as the Alamo CBD merger.

Other Expense

Total other expense for the year ended December 31, 2017 and December 31, 2016 were $1,188,372 and $821,943, respectively, for an increase of $366,429 or 45%. The increase is primarily related to the change in the fair value of the embedded derivative liability of $301,201 related to the Tangiers convertible notes payable, and an increase in interest expenses of $146,620 or 9% related to the paydown of the FirstFire Notes and Chuck Rifici Notes and the addition of interest expense due to the Tangiers Notes. The increase is offset in part by the loss on debt settlement that was incurred in 2016 and not in 2017.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2017 and December 31, 2016 was $4,412,050 and $2,075,000, respectively, for an increase of $2,337,050 or 113%.

Liquidity and Capital Resources

As of December 31, 2017, we had $89,905 in total current assets and current liabilities of $1,119,821. Accordingly, our working capital deficit at December 31, 2017 was $1,029,916. We have the ability to raise additional capital as needed through external equity financing transactions.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 and December 31, 2016 were $1,019,729 and $662,170, respectively, for an increase of $357,559 or 54%. The increase is primarily related to the increase in our net loss of $4,412,050, offset by the non-cash impairment of goodwill of $1,440,961.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 and December 31, 2016 were $239,750 and $2,294, respectively, for an increase of $237,456 or 10351%. The increase is primarily due to the investment in the Vyripharm joint venture of $250,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 and December 31, 2016 were $1,216,713 and $641,777, respectively, for an increase of $574,936 or 90%. The increase is primarily related to year over year increases in the issuance of common stock of $774,000 and issuance of preferred stock for cash of $175,000, offset by the settlement of demand note payable, less OID costs paid during 2017 of $225,500 and a decrease in proceeds from convertible notes payable, less offering costs and OID costs paid year over year of $175,000.

Cash Requirements: Current Operational Activities

Our estimated minimum day-to-day operational costs, exclusive of those costs in our Potential Future Planned Operational Activities for the next 12 months, as set forth before, are estimated to be approximately $522,024 to maintain current operational activities during the next 12 months. Our minimal annual operating expenses includes $320,000 in payroll expenses, our lease agreement  for our 10,000 sq. ft. facility of $53,424 per year, our estimated annual utility expenses of $10,800 and $12,800 in miscellaneous operating expenses. In addition, we will have $125,000 in costs related to maintaining our publicly traded status over the next 12 months.

Cash Requirements: Potential Future Planned Operational Activities

During the next 12 months, we anticipate engaging in the additional planned operational activities set forth in the table below, although we may vary our plans depending upon operational conditions and available funding.

Category	Estimated Time	Estimated Cost
Development Rights, Parachute, Colorado	Q1 2018- Q4 2018	$225,000
Facility Construction, Tempe, Arizona	Q1 2018- Q4 2018	$775,000

Existing Cash and Operational Cash Flow

During the next twelve months, we anticipate that we will incur a minimum of approximately $560,000 of general and administrative expenses and $1,000,000 in development expenses in order to execute our current business plans. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Chuck Rifici Holdings Note for $204,000

On September 26, 2016, we entered into a promissory note and warrant purchase agreement with Chuck Rifici Holdings, Inc., a Canadian Corporation. The note consisted of $225,500 in aggregate principal amount including $204,000 actual payment of purchase price plus a 10% original issue discount. The warrant purchase agreement consisted of an aggregate total of 250,000 common stock warrants to purchase common stock for $0.30 for a period of 12 months, to the buyer, in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation S of the Securities Act of 1933, as amended for the above issuances to non-US citizens or residents.

On March 20, 2017, the Company settled $269,498 in principal and interest, plus 115% multiplied by the principal amount of $225,500 plus accrued interest of $8,846 on the principal amount of a promissory note with Chuck Rifici Holdings, Inc. originally dated September 26, 2016. The Company settled the amount owed by paying $269,498 in cash. The Company was released from any further liability under this Rifici Note upon payment of this amount.

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

Tangiers Promissory Notes

The Company has issued the following promissory notes to Tangiers:

●	“Note 1”: $550,000 Promissory Note dated March 22, 2017 and amendment thereto dated October 10, 2017.

●	“Note 2”: $50,000 Promissory Note dated October 12, 2017.
●	“Note 3”: $550,000 Promissory Note dated January 16, 2018 and amendment thereto dated February 13, 2018.

As of December 31, 2017, the balance under Note 1 is $519,000, which includes $44,000 guaranteed interest. As of December 31, 2017, Note 1 can be converted into 3,280,255 shares of the Company’s common stock.

On January 9, 2018, the Company issued 899,685 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $100,000 of Note 1 at a conversion price of $0.11. On March 5, 2018, the Company issued 269,716 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $25,000 of Note 1 at a conversion price of $0.09. On March 21, 2018, the Company issued 295,631 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $25,000 of Note 1 at a conversion price of $0.08. On April 10, 2018, the Company issued 307,692 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $20,000 of Note 1 at a conversion price of $0.07.

As of April 17, 2018, the balance under Note 1 is $349,000, which includes $44,000 guaranteed interest. As of April 17, 2018, Note 1 can be converted into 1,378,205 shares of the Company’s common stock.

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee. The promissory note maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. Upon a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retied prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. As of December 31, 2017, the balance under Note 2 is $55,000, which includes $5,000 guaranteed interest. As of December 31, 2017, Note 2 can be converted into 300,120 shares of the Company’s common stock.

Note 3 is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. However, if Note is not paid back on or before the maturity date, defined in Note 3 as a “Maturity Default”, the conversion price of Note 3 shall then be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion of Note 3. As of April 17, 2018, the balance under Note 3 is $231,660, which includes $17,160 guaranteed interest. As of April 17, 2018, Note 3 can be converted into 650,000 shares of the Company’s common stock.

Note 1 has a maturity date of April 10, 2018 and Note 2 has a maturity date of May 12, 2018. Note 3 has a maturity date of July 16, 2018.

Further, the amount of shares issuable upon conversion stated above are estimates only and any conversion of Note 1 or Note 2 or Note 3, by Tangiers is in solely at its discretion and the notes may never be converted, and further if a conversion does occur, the timing of such conversion would affect the potential number of common stock shares issued upon any such conversion based on the outstanding note amount and applicable conversion price at the time of any such conversion.

The execution of the amendment to Note 1 on October 10, 2017 caused the Company to default on the first draw due under Note 1 due to the acceleration of the maturity date. The default allows Tangiers to demand payment in cash equal to 150% of the outstanding principal and interest, which is automatically added to the outstanding principle, and convert all or a portion of the outstanding principal into shares of common stock of the Company. The default conversion rate of Note 1 is now the lower of the conversion rate then in effect or 65% of the lowest trading price for the 15 days prior to Tangiers’ notice of conversion. As of March 13, 2018, Tangiers has informed the Company that they have elected at this time not to enforce the default interest rate under Note 1 and also not to enforce the fees, reserving its rights to enforce the foregoing in their discretion. Other than the foregoing, none of the above listed notes are currently in default.

Investment Agreement with Tangiers

On October 12, 2017, we entered into an Investment Agreement with Tangiers. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $2,000,000 of our common stock over a period of up to 36 months. From time to time during the 36-month period commencing from the effectiveness of the registration statement, we may deliver a put notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice. The maximum investment amount per notice must be no more than 200% of the average daily trading dollar volume of our common stock for the eight (8) consecutive trading days immediately prior to date of the applicable put notice and such amount must not exceed an accumulative amount of $250,000. The minimum put amount is $5,000. The purchase price per share to be paid by Tangiers will be the 80% of the of the average of the two lowest closing bid prices of the common stock during the pricing period applicable to the put notice, provided, however, an additional 10% will be added to the discount of each put if (i) we are not DWAC eligible and (ii) an additional 15% will be added to the discount of each put if we are under DTC “chill” status on the applicable date of the put notice.

In connection with the Investment Agreement with Tangiers, we also entered into a Registration Rights Agreement with Tangiers, pursuant to which we agreed to use our best efforts to, within 45 days of October 12, 2017, file with the SEC a registration statement, covering the resale of 5,000,000 shares of our common stock underlying the Investment Agreement with Tangiers.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, exclusive of those costs in our additional planned operations for the next 12, months as set forth above, the Company currently has sufficient funds through a combination of the sources of funding above to continue our current operations for the next 12 months. There is no assurance we will obtain the anticipated funds from our sources of funding. If we don’t obtain additional funding, and we don’t take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months. During March 2017, the Company laid-off two employees and as cost cutting measures in anticipation of our ultimate combination with Alamo CBD.

The ability to fund our Operational Activities is contingent upon us obtaining additional financing. If we don’t obtain the anticipated funds from our sources of funding beyond those needed for current operational activities, we may be able to finance our additional planned operations and continue growing our business.

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

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2018. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 8. FINANCIAL STATEMENTS

INDOOR HARVEST CORP

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Indoor Harvest Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Indoor Harvest Corp (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). These consolidated financial statements are the responsibility of the Company’s management. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2013.

Houston, Texas

April 17, 2018

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash	$35,453	$78,219
Accounts receivable	—	34,853
Other receivable	—	7,323
Inventory	—	2,360
Prepaid rent	4,452	—
Unused commitment fee	50,000	—
Total current assets	89,905	122,755

Furniture and equipment, net	24,623	158,418
Security deposit	12,600	12,600
Intangible asset, net	5,892	7,604
Total assets	$133,020	$301,377

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$89,033	$55,797
Convertible notes payable, net of debt discount of $27,014 and $152,617, respectively	668,912	122,383
Derivatives liability, net of discount of $213,453 and $0, respectively	341,464	—
Note payable, net of discount of $0 and $15,714, respectively	—	209,786
Accrued payroll	6,653	7,142
Deferred rent	6,239	8,513
Note payable - current portion	7,520	6,790
Billing in excess of costs and estimated earnings	—	20,155
Total current liabilities	1,119,821	430,566

Long term liabilities:
Note payable	12,823	20,342
Total liabilities	1,132,644	450,908

Stockholders’ deficit:
Series A Convertible Preferred stock: $0.01 par value, 5,000,000 shares authorized; 750,000 and 250,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	7,500	2,500
Common stock: $0.001 par value, 50,000,000 shares authorized; 25,503,678 and 15,213,512 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	25,502	15,213
Additional paid-in capital	7,376,196	3,829,528
Accumulated deficit	(8,408,822)	(3,996,772)
Total stockholders’ deficit	(999,624)	(149,531)
Total liabilities and stockholders’ deficit	$133,020	$301,377

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Revenue	$—	$163,996

Cost of sales	—	111,581

Gross profit	—	52,415

Operating expenses
Depreciation and amortization expense	$51,507	$51,484
Research and development	1,625	16,184
Loss on investment in joint venture	250,000	—
Impairment of goodwill	1,440,961	—
Professional fees	418,092	108,093
General and administrative expenses	1,061,493	1,129,711
Total operating expenses	3,223,678	1,305,472

Loss from operations	(3,223,678)	(1,253,057)

Other income (expense)
Other income (expense)	7,196	52,323

Interest expense	(163,047)	(16,427)
Derivatives interest expense	—	(66,980)
Amortization of debt discount	(515,814)	(438,032)
Amortization of debt issuance costs	—	(20,000)
Amortization of original issuance discount	—	(22,500)
Loss on debt settlement	—	(131,944)
Loss on sale of equipment	(73,750)	(36,627)

Change in fair value of embedded derivative liability	(442,957)	(141,756)
Total other income (expense)	(1,183,372)	(821,943)

Net loss	$(4,412,050)	$(2,075,000)

Net loss from continuing operations per common share:
Net loss from continuing operations per share, basic and diluted	$(0.22)	$(0.16)

Weighted average number of common shares outstanding:
Basic and diluted	20,234,995	12,742,137

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Convertible Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2015	—	—	11,204,571	$11,204	$2,233,663	$(1,921,772)	$323,095

Issuance of common stock
For cash	—	—	100,000	100	49,900	—	50,000
For services	—	—	1,327,380	1,327	464,097	—	465,424
Convertible debt converted into common stock	—	—	2,581,561	2,582	200,737	—	203,319
Beneficial conversion feature	—	—	—	—	316,269	—	316,269
Debt discount on warrants	—	—	—	—	30,243	—	30,243
Derivative liability	—	—	—	—	412,119	—	412,119

Issuance of preferred stock for cash	250,000	2,500	—	—	122,500	—	125,000

Net loss for the year ended December 31, 2016	—	—	—	—	—	(2,075,000)	(2,075,000)

Balances, December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	—	—	2,060,000	2,060	821,940	—	824,000
For services	—	—	1,549,840	1,550	565,380	—	566,930
Convertible debt converted into common stock	—	—	1,179,651	1,178	173,823	—	175,001
Beneficial conversion feature	—	—	—	—	120,333	—	120,333
Derivative liability	—	—	—	—	101,493	—	101,493
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	—	33,238
For Alamo CBD acquisition	—	—	7,584,008	7,584	1,433,377	—	1,440,961

Issuance of preferred stock for cash	750,000	7,500	—	—	292,501	—	300,001

Voluntary return of stock by related party	—	—	(2,500,000)	(2,500)	2,500	—	—

Net loss for the year ended December 31, 2017	—	—	—	—	—	(4,412,050)	(4,412,050)

Balances, December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016
	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$(4,412,050)	$(2,075,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	51,507	51,484
Loss on sale of equipment	73,750	36,626
Loss on debt settlements	—	131,944
Amortization of original issue discount	—	22,500
Amortization of debt discount	515,814	438,032
Amortization of debt offering costs	—	20,000
Loss on impairment of goodwill	1,440,961	—
Loss on investment in joint venture	250,000	—
Derivative interest expense	—	66,980
Change in fair value of embedded derivative liability	442,957	141,756
Stock issued for services - related party	159,930	—
Stock issued for services	407,000	465,424
Change in:
Accounts receivable	34,853	17,024
Other receivable	7,323	—
Inventory	2,360	4,641
Prepaid expense	(4,452)	1,697
Accounts payable and accrued expenses	33,236	15,763
Deferred rent	(2,274)	(1,265)
Accrued compensation - officers	(489)	—
Costs and estimated earnings in excess of billings	(20,155)	224
Net cash used in operating activities	(1,019,729)	(662,170)

Cash flows from investing activities:
Proceeds from the sale of equipment	10,800	10,000
Investment in joint venture	(250,000)	—
Purchase of equipment and software	(550)	(12,294)
Net cash used in investing activities	(239,750)	(2,294)

Cash flows from financing activities:
Repayments of note payable	(6,787)	—
Proceeds from convertible notes payable, less offering costs and OID costs paid	500,000	675,000
Repayment of convertible note	(175,000)	(208,223)
Settlement of demand note payable, less OID costs paid	(225,500)	—
Issuance of preferred stock for cash	300,000	125,000
Issuance of common stock for cash	824,000	50,000
Net cash provided by financing activities	1,216,713	641,777

Decrease cash and cash equivalents	(42,766)	(22,687)
Cash and cash equivalents at beginning of period	78,219	100,906
Cash and cash equivalents at end of period	$35,453	$78,219

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,469	$3,481
Income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$120,333	$333,900
Shares issued for debt issuance costs	$—	$143,500
Shares issued on conversion of convertible debt	$—	$203,351
Unused commitment fee	$50,000	$—
Settlement of convertible note into common shares	$100,000	$—
Partial conversion of convertible note into common shares	$75,000	—
Conversion of preferred shares into common shares	$2,500	$—
Stock issued for the Alamo CBD acquisition	$1,440,961	$—
Voluntary return of stock by related party	$2,500	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Indoor Harvest Corp. (the “Company,”) is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300 East Freeway Suite A, Houston, Texas 77020. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, we consummated a reverse triangular merger (the “Alamo Merger”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Merger, the member interests (“Alamo Surviver Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist

From inception until August 4, 2017, the Company provided full service, state of the art design-build, engineering, procurement and construction services to the indoor and vertical farming industry. The Company provided production platforms, mechanical systems and complete custom designed build outs for both Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”), for two unique industries, produce and cannabis. In mid-2016, the Company began efforts to separate its produce and cannabis related operations due to ongoing feedback from both clients and potential institutional investors. It was determined that the Company’s involvement in the cannabis industry was creating conflicts for clients and potential institutional investors wishing to work with the Company from the produce industry due to the public perception and political issues surrounding the cannabis industry. By late-2016, the Company had decided to cease actively selling its products and services to the vertical farming industry and to focus on utilizing the Company’s developed technology and methods for the cannabis industry. On August 4, 2017, the Company ceased actively supporting business development of vertical farms for produce production.

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Significant estimates include, but are not limited to, the estimate of percentage of completion on construction contracts in progress at each reporting period which we rely on as a primary basis of revenue recognition, estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of Indoor Harvest Corp. and its wholly-owned subsidiary, Alamo CBD. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable and Work in Progress

Work in progress consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at September 30, 2017, and December 31, 2016. The Company records revenue based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset on the balance sheet as costs and estimated earnings in excess of billings. Unearned billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process (See Note 9).

Inventories

Inventory consists primarily of raw materials and packaging materials and is valued at the lower of cost or market. Cost is determined using the weighted average method and the average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed to identify obsolete or damaged inventory and impaired values. Inventory is comprised of raw materials such as steel for our framing systems and packaging materials such as boxes and pallets.

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

INDOOR HARVEST CORP

Notes to Financial Statements

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

Loss per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Indoor Harvest has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

Fair Value of Financial Instruments

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share- based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

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

ASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Tax years 2017, 2016, 2015, 2014, and 2013, remain subject to examination by the IRS and respective states.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). We recognize the impact of tax legislation in the period in which the law is enacted. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. Consistent with that guidance, we recognized provisional amounts based upon our interpretation of the tax laws and estimates which require significant judgments. The actual impact of these tax laws may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in our interpretations and assumptions, additional guidance that may be issued by the government and actions we may take as a result of these enacted tax laws. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense.

INDOOR HARVEST CORP

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

Goodwill

In accordance with ASC 350 Goodwill is not amortized but evaluated for impairment annually or more often if indicators of a potential impairment are present.

Intangible Assets

In accordance with ASC 350 Goodwill and Other Intangible Assets, indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Indefinite-lived intangible assets consist of the Company’s domain name. Finite-lived intangible assets include software and is amortized over a 3 to 5-year period.

Patent and Patent Application Expenses

Although the Company believes that its patent and underlying technology will have continuing value, the amount of future benefits to be derived from the patent is uncertain. Therefore, patent costs are expensed as incurred.

Research and Development

Research and development expenditures are charged to expense as incurred.

Advertising Expense

Advertising and promotional costs are expensed as incurred.

Reclassifications

Certain expense items have been reclassified in the statement of operations for the year ended December 31, 2016, to conform to the reporting format adopted for the year ended December 31, 2017.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. The following pronouncements may significantly impact future reporting of financial position and results of operations. Management is currently assessing implementation.

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

The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

●	Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

●	The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

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

INDOOR HARVEST CORP

Notes to Financial Statements

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $4,412,050, net cash used in operations of $1,269,729 and has an accumulated deficit of $8,408,822, for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management’s plans which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity financings. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The business plan of the Company is to engage in the design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”). During the next twelve months, the Company’s strategy is to: complete ongoing product development; commence product marketing, product assembly and sales; construct a demonstration CEA and BIA farm; and offer design-build services. The Company’s long-term strategy is to direct sale, license and franchise their patented technologies and methods.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2017 and 2016:

Classification	2017	2016
Furniture and equipment	$11,666	$123,829
Tooling equipment	—	27,015
Leasehold improvements	38,717	57,780
Computer equipment	3,019	8,933
Research and development lab	—	59,482
Total	53,402	277,039
Less: Accumulated depreciation	(28,779)	(118,621)
Property and equipment, net	$24,623	$158,418

Depreciation expense for the years ended December 31, 2017 and 2016, totaled $49,797 and $51,484, respectively.

INDOOR HARVEST CORP

Notes to Financial Statements

During the year ended December 31, 2017, the Company sold $23,467 of equipment in exchange for $10,800. In addition, the Company wrote off $201,651 of equipment primarily related to the fabrication of vertical farming equipment for produce. As a result of these disposals, the Company recorded a loss of $73,750 that was recorded in the Condensed Statement of Operations within general and administrative expenses.

During the year ended December 31, 2016 the Company sold $46,626 of other assets which were equipment in exchange for $10,000 and recorded a loss on the sale of equipment of $36,626. The Company also placed in service $2,157 from other assets.

NOTE 4 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities.

Deferred rent payable at December 31, 2017 was $6,239. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the years ended December 31, 2017 and 2016, were:

	2017	2016
Rent expense	$52,550	$51,403

At December 31, 2017, rental commitments are as follows:

Years Ending December 31,	Amount
2018	$55,560
2019	18,876
Total	$74,436

NOTE 5 - BUSINESS COMBINATIONS

Merger of Alamo CBD, LLC

On January 3, 2017, the Company signed a binding LOI with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”).

On August 4, 2017, we consummated a reverse triangular merger (the “Alamo Merger”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Merger, the member interests (“Alamo Surviver Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist.

In addition to the foregoing, following the closing of the Alamo Merger, and Alamo CBD being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, Indoor Harvest will issue to the individual Alamo Surviver Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance.

Additionally, upon Alamo CBD successfully being registered and licensed by the DEA to produce and dispense cannabis under federal law, Indoor Harvest will issue to the individual Alamo Surviver Members, an additional Two Million Five Hundred Thousand Dollars ($2,500,000) cash payment, or newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance, at the option of the individual Alamo Surviver Member. A combination of cash and common stock may be elected by Alamo Surviver Member individually.

On August 8, 2017, Chad Sykes, the Company’s Founder and Chief of Cultivation, returned 2,500,000 shares of common stock to the Company. Mr. Sykes voluntarily returned such shares in order to prevent dilution to the Company’s shareholders as a result of the merger and in order to facilitate the merger. The return of common stock by Chad Sykes was a non-cash transaction and reduces the common stock outstanding as of December 31, 2017.

On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Merger. The Company recorded goodwill at a fair value of $1,440,961 ($0.19 per share) based upon closing price per share of the Company’s common stock on the date the stock was issued. The Company subsumed into goodwill all intangible assets acquired in the transaction, which is Alamo CBD’s pending provisional or full license to produce and dispense cannabis in the State of Texas.

As of December 31,2017, the Company’s management decided to impair the goodwill created by the Alamo CBD Merger, as there are doubts regarding when a license may be issued, as the license is pending and may or may not ever be issued, and whether upon receipt of the license if it will lead to significant positive cash flows. The Company recorded an impairment of goodwill in the Statement of Operations for the year ended December 31, 2017.

INDOOR HARVEST CORP

Notes to Financial Statements

Contractual Joint Venture with Alamo CBD and Vyripharm Enterprises, LLC

On March 23, 2017, Indoor Harvest entered into a Contractual Joint Venture Agreement by and between Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, collectively the parties, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”) for the following business purposes:

●	The parties would work together to enhance the ability of Alamo CBD to apply for and obtain licensure, or a permit, to grow and/or dispense marijuana products for medical and/or consumer use, as the case may be:

i.	In Texas, pursuant to the Texas Compassionate Use Act, as may be amended;

ii.	In Colorado, pursuant to recent Colorado legislation permitting foreign ownership of entities that grow and/or dispense marijuana products for medical and/or consumer use; and

iii.	Pursuant to recent United States Drug Enforcement Administration regulations which expand the opportunities for entities providing research involving marijuana and its chemical constituents, as referenced in 21 U.S.C. 822(a)(1) and 21 U.S.C. 823(a), et. seq.

●	To establish Alamo CBD as a supplier of a variety of medical use cannabis oil to Vyripharm for Vyripharm’s use in conducting research and development to create novel pharmaceutical and radiopharmaceutical compounds designed to image and treat certain debilitating diseases including, but not limited to epilepsy, post-traumatic stress disorder, Alzheimer’s, ALS, and other neurodegenerative diseases; and to establish Indoor Harvest as the project developer and engineering, procurement and construction group, in which Indoor Harvest is responsible for costs and efforts related to Alamo CBD’s efforts to become licensed under the Texas Compassionate Use Act and to meet its obligations under this Joint Venture agreement.

The initial term of the Joint Venture was to be five (5) years following the effective date, and the Joint Venture Agreement could be extended beyond this initial term by mutual consent of the parties. Pursuant to the Joint Venture terms, the Company agreed to contribute a total of $5,000,000 on the basis of $1,000,000 per year for each of the first five (5) years of the Initial Term. Should the Company fail to make payment under the Joint Venture, the agreement would terminate and neither party would have further obligation to the other.

The Company paid an initial down payment of $250,000 under the Joint Venture Agreement on March 30, 2017.

Background for the Contractual Joint Venture

The purpose of the above-described change in business and Joint Venture was twofold, as follows:

●	It would separate the Company’s cannabis and produce related operations, as we indicated was previously a goal.

●	It would put in place all elements necessary for the resulting Joint Venture, of which the resulting public reporting company would have a significant on-going interest, to become a registered producer under the federal CSA to produce cannabis.

As of December 1, 2017, only one entity, the University of Mississippi can legally manufacture Cannabis to supply researchers involved in the various studies about using cannabis to treat maladies such as PTSD or Epilepsy. On August 12, 2016, the DOJ and the DEA issued a policy statement on cannabis issues, as follows:

●	It is well known that the DOJ and DEA have said that cannabis would continue to be classified as a Schedule 1 drug, like heroin.

●	It is not so well known that the DOJ and DEA also reset the policy regarding entities that could legally manufacture cannabis to supply researchers involved in various clinical studies using cannabis to treat maladies such as PTSD or Epilepsy.

According to the policy statement, the purpose of this policy reset is to increase the number of U.S. entities registered under the CSA to grow (manufacture) cannabis to supply researchers on the effectiveness of medical grade cannabis in treating these and other maladies.

The CSA under subsection 823(a)(1) provides, DEA is obligated to register only the number of bulk manufacturers of a given schedule I or II controlled substance that is necessary to “produce an adequate and uninterrupted supply of these substances under adequately competitive conditions for legitimate medical, scientific, research, and industrial purposes.”

The policy statement (Federal Register Vol. 81) provided additional explanation on how the DEA would evaluate applications for such registration consistent with the CSA and the obligations of the United States under the applicable international drug control treaty. The Company had reviewed these guidelines and believed all applicable requirements which could not be met by the Company alone would be met by the following:

●	Our previous Cannabis Pilot Agreement and completed technology trials with Canopy Growth Corporation, a Canadian licensed producer under the Marihuana for Medical Purposes Regulations, had demonstrated that our aeroponic technology could augment and improve the quality and production of cannabis for use in cannabis research.

●	We believed that the proposed combination with Alamo and the joint venture with Vyripharm Enterprises, LLC, in which the Company would have an equity interest due to its combination with Alamo, would meet all the additional guidelines and conditions set forth regarding the expected required experience in handling of a controlled substance and its related research with cannabis for pharmaceutical use that is one of the conditions of the policy statement.

Voluntary Default of Joint Venture and Status of Application with DPS

As published in the Texas Department of Public Safety (“DPS”) Self-Evaluation Report, on page 543, question (D), dated September 29, 2017, the DPS originally interpreted the statute as requiring a market-based system by which the number and location of licensees are determined by market factors rather than by regulation – as not mandating or limiting the number of licensed distributors. It was originally understood that the applicants would be required to satisfy certain basic requirements prior to licensure, and the ability to maintain compliance with DPS guidelines will be evaluated through on-going audits and inspections.

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

INDOOR HARVEST CORP

Notes to Financial Statements

On June 30, 2017, the Company, Alamo CBD and Vyripharm entered into discussions to amend and extend the payment terms under the Joint Venture Agreement due to the group not being awarded one of the three initial provisional licenses to produce cannabis in Texas under the TCUP.

On August 7, 2017, after negotiations, the Company advised Vyripharm that it intended to voluntarily default on the Joint Venture Agreement and the Company wrote off the $250,000 down payment towards the Joint Venture investment and there is no further obligation by either party under the terms of the Joint Venture. The Company’s management determined that without a license to produce cannabis, the Company would not be able to fully utilize the intent of the Joint Venture partnership and the Company would be financially burdened by the ongoing Joint Venture terms. Both parties agreed that this decision would not impair either party’s ability to pursue a Joint Venture in the future, after the Company, or Alamo CBD, obtained license to produce cannabis.

The Company is a member and is working with the Medical Cannabis Association of Texas and expects both lobbying and legislative efforts currently being undertaken to result in the program being expanded, additional permits being awarded, and new legislation being introduced in 2019 to allow for a separate permitting process to conduct cannabis research in line with the CSA. There is no guarantee that these efforts will result in the Company obtaining a license or permit to produce cannabis in Texas or that legislation will be adopted allowing a separate licensing or permitting process for research purposes.

As part of the Company’s annual impairment evaluation, management decided to impair the goodwill created by the Alamo Merger as there are doubts regarding when a license may be issued, as the license is pending and may or may not ever be issued, and whether upon receipt of the license if it will lead to significant positive cash flows. The Company recorded an impairment of goodwill in the Statement of Operations for the year ended December 31, 2017 of $1,440,961.

NOTE 6 - LOAN PAYABLE

On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries an interest rate of 10.25%. During the year ended December 31, 2017 the Company repaid $6,789 of the principal and the remaining balance is $20,343, of which $7,520 is recorded as a current note payable.

Year Ending December 31,	Amount

2018	$7,520
2019	8,328
2020	4,495
$20,343

NOTE 7 - CONCENTRATIONS

At December 31, 2017 and December 31, 2016, the Company had concentrations of accounts receivable of:

Customer	December 31, 2017	December 31, 2016
Tweed, Inc.	0%	100%

For the years ended December 31, 2017 and December 31, 2017, the Company had a concentration of sales of:

	2017		2016
Customer	Revenue ($)	Percentage	Revenue ($)	Percentage
Tweed (Canopy Growth Corporation)	$—	—%	$80,620	50%
ER Michigan (Michigan State University)	$—	—%	$28,385	18%
Urbanika Farms	$—	—%	$27,600	17%
University of Arizona CEAC	$—	—%	$18,626	11%
GSS Colorado	$—	—%	$5,000	2%
PH Research Platform	$—	—%	$3,765	2%
Total	$—	—%	$163,996	100%

For the year ended December 31, 2017, the Company had a purchasing concentration of $3,897 with Illumitex, LLC, a manufacturer largely specializing in the production and development of LED lights for indoor and vertical farming totaling 74%.

For the year ended December 31, 2016, the Company had a purchasing concentration of $29,500 with 3 rd Coast Pump & Equipment, LLC, a manufacturer of custom specialty pump and control packages totaling 37%.

NOTE 8 - INTANGIBLE ASSETS

There were no impairment charges taken for the domain name during the year ended December 31, 2017 and December 31, 2016.

Intangible assets consist of the following at December 31, 2017 and December 31, 2016:

Classification	2017	2016
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(4,690)	(2,978)
Intangible assets, net	$5,892	$7,604

INDOOR HARVEST CORP

Notes to Financial Statements

NOTE 9 - WORK IN PROCESS

Work in progress as of December 31, 2017 and December 31, 2016, consisted of the following:

Description	2017	2016
Costs incurred on uncompleted contracts	$—	$80,620
Estimated earnings	—	—
Less: Billings to date	—	(100,775)
Total	—	(20,155)

Reflected in balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$—	$—
Billings in excess of costs and estimated earnings on contracts in process	—	20,155
Total	$—	$20,155

NOTE 10 - FAIR VALUE MEASUREMENTS

Carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. Debt classified as Level 2 in the fair value hierarchy represent note payable, net of debt discount, of $0 and $209,786 at December 31, 2017 and December 31, 2016, respectively, and convertible notes payable of $668,912 and $122,383 at December 31, 2017 and December 31, 2016, respectively. Debt classified as Level 3 in the fair value hierarchy represents derivative liability of $554,916 and $0 at December 31, 2017 and December 31, 2016, respectively.

NOTE 11 - DEBT AND CONVERTIBLE LOAN PAYABLE

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

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of December31, 2017, the balance under Note 1 is $519,000, which includes $44,000 guaranteed interest. As of December 31, 2017, Note 1 can be converted into 3,280,255 shares of the Company’s common stock.

On October 12, 2017, the Company entered into an Investment Agreement with Tangiers. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $2,000,000 of our common stock over a period of up to 36 months. From time to time during the 36-month period commencing from the effectiveness of the registration statement, we may deliver a put notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice. The maximum investment amount per notice must be no more than 200% of the average daily trading dollar volume of our common stock for the eight (8) consecutive trading days immediately prior to date of the applicable put notice and such amount must not exceed an accumulative amount of $250,000. The minimum put amount is $5,000. The purchase price per share to be paid by Tangiers will be the 80% of the of the average of the two lowest closing bid prices of the common stock during the pricing period applicable to the put notice, provided, however, an additional 10% will be added to the discount of each put if (i) we are not DWAC eligible and (ii) an additional 15% will be added to the discount of each put if we are under DTC “chill” status on the applicable date of the put notice.

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. Upon a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retied prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. As of December 31, 2017, the balance under Note 2 is $55,000, which includes $5,000 guaranteed interest. As of December 31, 2017, Note 2 can be converted into 300,120 shares of the Company’s common stock.

On October 17, 2017, the Company converted debt and accrued interest, totaling $30,000 into 329,670 shares of common stock.

On December 18, 2017, the Company converted debt and accrued interest, totaling $45,000 into 516,648 shares of common stock. On October 10, 2017, the Company executed Amendment #1 to the Tangiers Note for a final draw of $250,000 payment plus a 10% original issue discount (“Note 2”). Amendment #1 modified the maturity date for the Tangier Note from eight months to six months from the effective date of each payment. All other terms and conditions of the Tangiers Note remain effective.

INDOOR HARVEST CORP

Notes to Financial Statements

The execution of the amendment to Note 1 on October 10, 2017 caused the Company to default on the first draw due under Note 1 due to the acceleration of the maturity date. The default allows Tangiers to demand payment in cash equal to 150% of the outstanding principal and interest, which is automatically added to the outstanding principle, and convert all or a portion of the outstanding principal into shares of common stock of the Company. The default conversion rate of Note 1 is now the lower of the conversion rate then in effect or 65% of the lowest trading price for the 15 days prior to Tangiers’ notice of conversion. As of March 13, 2018, Tangiers has informed the Company that they have elected at this time not to enforce the default interest rate under Note 1 and also not to enforce the fees, reserving its rights to enforce the foregoing in their discretion. Other than the foregoing, none of the above listed notes are currently in default.

For the year ended December 31, 2017 and December 31, 2016, the Company accrued $49,000 and $10,334, respectively, in accrued interest related to outstanding the note.

Debt Discount and Original Issuance Costs

During the year end December 31, 2017 and 2016, the Company recorded debt discounts totaling $383,786 and $417,834, respectively. The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs.

The debt discounts recorded in 2017 and 2016, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

The Company amortized $466,862 and $265,217 to interest expense during the years ended December 31, 2017 and 2016, as follows:

	2017	2016
Debt discount, beginning of period	$152,617	$—
Additional debt discount and debt issue cost	383,786	417,834
Amortization of debt discount and debt issue cost	(466,862)	(265,217)
Debt discount, end of period	$69,541	$152,617

Debt Issuance Costs

During the year ended December 31, 2017 and 2016, the Company paid debt issue costs totaling $0 and $20,000, respectively. During the years ended December 31, 2017 and 2016, the Company amortized $0 and $20,000 of debt issue costs, respectively. The following is a summary of the Company’s debt issue costs for the years ended December 31, 2017 and 2016:

	2017	2016
Debt discount, beginning of period	$—	$—
Additional debt discount	—	20,000
Amortization of debt discount	—	(20,000)
Debt discount, end of period	$—	$—

NOTE 12 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities at year end December 31, 2017:

Derivative liabilities - December 31, 2016	$—
Add fair value at the commitment date for convertible notes issued during the current year	213,453
Less derivatives due to conversion	(101,493)
Fair value mark to market adjustment for derivatives	442,957
Derivative liabilities - December 31, 2017	554,917
Less : current portion	(554,917)
Long-term derivative liabilities	$—

The following schedule shows the change in fair value of the derivative liabilities at year end December 31, 2016:

Derivative liabilities - December 31, 2015	$—
Add fair value at the commitment date for convertible notes issued during the current year	270,331
Less derivatives due to conversion	(412,086)
Fair value mark to market adjustment for derivatives	141,755
Derivative liabilities - December 31, 2017	—
Less : current portion	—
Long-term derivative liabilities	$—

INDOOR HARVEST CORP

Notes to Financial Statements

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the year ended December 31, 2017 of $0.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter:

Assumption	Commitment Date	Remeasurement Date
Expected dividends:	—%	—%
Expected volatility:	134%	130 - 169%
Expected term (years):	0.42	0.15 - 0.36 years
Risk free interest rate:	1.19%	1.25 - 1.39%

NOTE 13 - RELATED PARTY TRANSACTIONS

On January 16, 2017, the Company issued 145,740 shares of common stock related to a Director Agreement with Pawel Hardej. The Company recorded fair value of $64,126 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

On January 16, 2017, the Company issued 41,640 shares of common stock related to a Director Agreement with John Zimmerman. The Company recorded fair value of $18,322 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

On January 16, 2017, the Company issued 62,460 shares of common stock related to a Director Agreement with John Choo. The Company recorded fair value of $27,482 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

On August 8, 2017, Chad Sykes, the Company’s Founder and Chief of Cultivation, returned 2,500,000 shares of common stock to the Company. Mr. Sykes voluntarily returned such shares in order to prevent dilution to the Company’s shareholders as a result of the Alamo Merger and in order to facilitate the merger. The return of common stock by Chad Sykes was a non-cash transaction and reduces the common stock outstanding as of December 31, 2017.

On August 9, 2017, Chad Sykes, the Company founder, tendered his resignation as a Director and member of the Board of Directors as part of the Company’s merger agreement with Alamo CBD.

On August 9, 2017, John Choo tendered his resignation as a Director and member of the Board of Directors as part of the Company’s merger agreement with Alamo CBD.

On August 9, 2017, Pawel Hardej tendered his resignation as a Director and member of the Board of Directors as part of the Company’s merger agreement with Alamo CBD.

On August 9, 2017, John Seckman was elected a Director and member of the Board of Directors. On November 1, 2017, John Seckman resigned as a Director of the Company and as a member of the Board of Directors, effective December 4, 2017. Mr. Seckman’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices, the Company’s management or the Board. Mr. Seckman’s resignation was due to time constraints based on new business and increasing demands of John Seckman and Associates, of which Mr. Seckman is principal.

On August 9, 2017, we entered into a Director Agreement with Rick Gutshall. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

On August 9, 2017, we entered into a Director Agreement with Annette Knebel. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

On August 9, 2017, we entered into a Director Agreement with Dr. Lang Coleman. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

On September 6, 2017, the Company issued 2,957,763 shares of common stock to Dr. Lang Coleman, Director, related to the merger of the Company and Alamo CBD. The Company recorded fair value of $561,975 ($0.19 per share) based upon the most recent trading price per share of the Company’s stock.

On September 6, 2017, the Company issued 758,401 shares of common stock Rick Gutshall, former Interim-Chief Executive Office, former Chief Financial Officer, and Director, related to the merger of the Company and Alamo CBD. The Company recorded fair value of $144,096 ($0.19 per share) based upon the most recent trading price per share of the Company’s stock.

On September 15, 2017, the Company issued 250,000 shares of common stock related to an Employment Agreement with Annette Knebel, Chief Financial Officer and Director and former Chief Accounting Officer. The Company recorded fair value of $50,000 ($0.20 per share) based upon the most recent trading price per share of the Company’s stock.

On May 9, 2016, the Company entered into a Director Agreement with Pawel Hardej. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock over a two-year period as directed in the Director Agreement. As of December 31, 2016, the Company issued 20,820 shares of common stock having a fair value of $13,512 ($0.65/share) based upon the most recent trading price per share of the Company’s common stock (See Note 11).

INDOOR HARVEST CORP

Notes to Financial Statements

On April 8, 2016 the Company entered into an employment agreement with John Zimmerman, to serve as a Vice President of Business Development. The term of the agreement will continue until April 8, 2017, unless the employment is sooner terminated by the Board of Directors. As compensation for services, the employee will receive 100,000 shares of common stock and a percentage of closed projects as follows:

●	5% on Purchase Orders (facilities and production finishing hardware) minus taxes, fees and shipping for sole sourced projects that lead to a signed Design Build Agreement.

●	5% of Facilities portion of Purchase Order only on signed Design Build agreements brought in from Authorized Dealers.

●	Discretionary % split agreed to by Executive on a case-by-case basis for supporting services he chooses to bring into closing an agreement.

●	Compensation payments dispersed at the same % rate as the contractually agreed client payments schedule is received from the client/finance group (i.e.: 5% down, 50% at Purchase Order, 45% at shipping, etc.)

On April 8, 2016, we issued 100,000 shares of common stock related to an Executive Employment Agreement with John Zimmerman. The Company recorded fair value of $54,500 ($0.545/share) based upon the most recent trading price per share of the Company’s stock (See Note 11).

On March 1, 2015, the Company entered into a Director Agreement with William Jamieson. The Company will reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company shall award to the Director 166,560 shares of common stock pursuant to the Company’s 2015 Stock Incentive over a two-year period as directed in the Director Agreement. As of December 31, 2016, the Company issued 83,280 shares of common stock having a fair value of $36,435 ($0.30 - $0.5/share) based upon the most recent trading price per share of the Company’s common stock (See Note 11).

On May 9, 2016, Mr. William Jamieson resigned as a Director in the Company. Mr. Jamieson’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. A majority of the Board of Directors decided to restructure the Board of Directors to better reflect the Company’s current business direction and Mr. Jamieson voluntarily agreed to resign as part of that restructuring effort. Mr. Jamieson was issued 83,280 shares of common stock as part of an agreement with the Company and the Company recorded a fair value of $54,049($0.649/share) based upon the most recent trading price per share of the Company’s common stock.

NOTE 14 - SHAREHOLDERS’ EQUITY

Convertible Series A Preferred Stock

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

From August 15 to August 29, 2016, the Company sold an aggregate of 250,000 Units to three (3) investors for total proceeds of $125,000. During the year ended December 31, 2017 and 2016, the Company amortized $33,238 and $0 of debt discount related to the warrants, respectively. The remaining debt discount related to the warrants is $0.

On March 20, 2017, the Company’s Series A Preferred Convertible Stock shareholders (“Series A Holders”) each voted to waive and remove the provisions of Section 5(iii) of the Certificate of Designations of the Series A Preferred Stock Designation. Series A Holders have each agreed individually and also as a group to convert their Series A Convertible Preferred Stock into common stock at a conversion price equal to $0.30 per share. A total of 250,000 shares of the Company’s Series A Preferred Convertible Stock were converted into an aggregate of 416,667 shares of common stock. As a result of this action, there currently are no Series A Convertible Preferred Stock issued and outstanding.

From April 26, 2017 through May 3, 2017, the Company sold an aggregate of 750,000 shares of Series A Preferred Common Stock to thirteen (13) U.S. accredited investors at $0.40 per share for proceeds of $300,000.

Common Stock

On January 19, 2016, the Company issued 300,000 shares of common stock to Kodiak Capital Group, LLC as a commitment fee for a Two Million Dollar Equity Financing Agreement. The Company recorded a fair value of $120,000 ($0.40 per share) based upon the most recent trading price per share of the Company’s stock. The Company is subject to a Registration Rights Agreement which requires the Company to file a S1 Registration Statement with the SEC by March 31, 2016 and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 80% of the market price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date.

On January 22, 2016, the Company issued 125,000 shares of common stock to Emerging Growth, LLC, to provide investor and public relations services. The Company recorded a fair value of $43,750 ($0.35 per share) based upon the most recent trading price per share of the Company’s stock.

On March 14, 2016, the Company issued 11,330 shares to a consultant for services rendered, of common stock with a fair value of $4,986 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

INDOOR HARVEST CORP

Notes to Financial Statements

On March 22, 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, and Rockwell Capital Partners Inc., relating to the issuance and sale of notes of $272,500 in aggregate principal amount including $250,000 actual payment of purchase price plus a 9% original issue discount, and an aggregate total of 50,000 shares of common stock valued at $23,500 ($0.47 per share). The notes carry an interest on the unpaid principal amount at the rate of 3% per annum. Any principal amount or interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until the same is paid. The notes mature on September 22, 2016 and may be prepaid in whole or in part except otherwise explicitly set forth in the Note. If the Company exercises its right to prepay or repay the notes, the Company shall make payment to the note holders of an amount in cash equal to the sum of 125% multiplied by the principal amount plus accrued and unpaid interest on the principal amount to the optional prepayment date plus default interest, if any. The notes convert into shares of common stock at a price equal to $0.30; provided, however that from and after the occurrence of any event of default hereunder, the conversion price shall be the lower of: (i) the fixed conversion price or (ii) 45% multiplied by the lowest sales price of the common stock in a public market during the ten (10) consecutive trading day period immediately preceding the trading day that the Company receives a Notice of Conversion (as defined in the notes).

On March 23, 2016, the Company issued 100,000 shares of common stock to one U.S. accredited investor at $0.50 per share for cash totaling $50,000.

On March 31, 2016, the Company issued 5,000 shares to a consultant for services rendered, of common stock with a fair value of $2,050 ($0.41 per share) based upon the most recent trading price per share of the Company’s stock.

On January 17, 2017, the Company issued 800,000 shares of common stock to Lyons Capital, LLC for a six-month consulting and road show services agreement. The Company recorded fair value of $352,000 ($0.44 per share) based upon the most recent trading price per share of the Company’s stock.

From February 22, 2017 through March 15, 2017, the Company sold, in reliance upon Regulation D Rule 506, a total of 2,060,000 shares of common stock to seventeen (17) U.S. accredited investors at $0.40 per share for cash totaling $824,000.

On March 20, 2017, the Company’s Series A Preferred Convertible Stock shareholders (“Series A Holders”) each voted to waive and remove the provisions of Section 5(iii) of the Certificate of Designations of the Series A Preferred Stock. Series A Holders have each agreed individually and also as a group to convert their Series A Convertible Preferred Stock into common stock at a conversion price equal to $0.30 per share. A total of 250,000 shares of the Company’s Series A Preferred Convertible Stock were converted into an aggregate of 416,667 shares of common stock.

On March 20, 2017, the Company entered into a settlement agreement relating to two (2) promissory notes with FirstFire Global Opportunities Fund, LLC dated October 19, 2016 and December 12, 2016. Pursuant to the settlement, the Company paid the holder an aggregate of $252,917 in cash and issued 333,333 shares of common stock. The Company was released from any further liability under this FirstFire Global Opportunities Fund, LLC note upon payment of this amount.

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Tangiers Note”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. The Tangiers Note is convertible into shares of common stock at a price equal to $0.30 per share. On October 10, 2017, the Company executed Amendment #1 (“Amendment #1”) to the Tangiers Note for a final draw of $250,000 payment plus a 10% original issue discount (the “Final Draw”). Amendment #1 modified the maturity date of the Tangiers Note from eight months to six months from the effective date of each payment. In addition, Amendment #1 included use of proceeds for the $250,000 received from Tangiers. All other terms and conditions of the Tangiers Note remain effective and were not amended.

From April 26, 2017 through May 3, 2017, the Company sold an aggregate of 750,000 shares of Series A Preferred Common Stock to thirteen (13) U.S. accredited investors at $0.40 per share for proceeds of $300,000.

On June 1, 2017, the Company issued 250,000 shares of common stock for a 12-month investor relations consulting agreement. The Company recorded fair value of $55,000 ($0.22 per share) based upon the most recent trading price per share of the Company’s stock.

On September 6, 2017, the Company issued 758,401 shares of common stock Rick Gutshall, former Interim-Chief Executive Office, former Chief Financial Officer, and Director, related to the merger of the Company and Alamo CBD. The Company recorded fair value of $144,096 ($0.19 per share) based upon the most recent trading price per share of the Company’s stock.

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

On October 17, 2017, the Company issued 329,670 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $30,000 of Note 1 at a conversion price of $0.09.

On December 18, 2017, the Company issued 516,648 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $45,000 of Note 1 at a conversion price of $0.09.

Common Stock Warrants

On September 26, 2016, the Company issued the Rifici Note to Chuck Rifici Holdings, Inc., relating to the issuance of $225,500 in aggregate principal including a $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Rifici Note, the Company issued a one-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.30 per share. The warrant expired September 26, 2017 and was not exercised.

INDOOR HARVEST CORP

Notes to Financial Statements

	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	500,000		$0.40	—
Granted	—		—	—
Exercised	—		—	—
Canceled/Forfeited	250,000		0.50	—
Expired	250,000		0.30
Balance December 31, 2017	—	$		—

There were no warrants outstanding as of December 31, 2017.

Common Stock Equivalents

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.30 - 0.50	500,000	0.69	32,500

Lattice Binomial model was used to value aggregate intrinsic value.

The Company has the following common stock equivalents for the years ended December 31, 2017 and 2016, respectively:

	2017	2016
Convertible debt (exercise price - $0.30/share)	3,580,375	916,667
Series A convertible preferred shares (exercise price - $0.08/share)	—	1,633,987
	3,580,375	2,550,654

NOTE 15 - INCOME TAXES

Indoor Harvest operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The components of deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

Description	2017	2016

Deferred tax assets
Net operating losses	$1,118,472	$1,005,468
Deferred tax liabilities
Accelerated tax depreciation	19,183	19,183

Net deferred tax assets	1,137,655	986,285
Less: Valuation allowance	(1,137,655)	(986,285)

Net	$—	$—

At December 31, 2017 and 2016, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2017 of $5,856,768, if not used, will begin to expire in 2037.

The change in the valuation allowance for the year ended December 31, 2017 amounted to $151,370, $8,000 of which was attributable to the change in tax rates resulting form 2017 tax legislation.

The Company experienced a change in control for tax purposes in 2017 as a result of the merger with Alamo CBD. Accordingly, the future utilization of net operating losses will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

This loss carryforward expires according to the following schedule:

Year Ending December 31,	Amount

2033	$217,074
2034	368,378
2035	761,615
2036	1,610,192
2037	2,899,509
$5,856,768

NOTE 16 - SUBSEQUENT EVENTS

On January 9, 2018, the Company issued 899,685 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $100,000 of Note 1 at a conversion price of $0.11.

On January 15, 2018 Ms. Sandra Fowler, was appointed as the Chief Marketing Officer of the Company. Pursuant to the terms of the Fowler Employment Agreement, Ms. Fowler shall serve as Chief Marketing Officer of the Company. The initial term of the agreement will expire on January 15, 2019 and commencing on January 15, 2019 and on each anniversary of such date thereafter, the term of the Fowler Employment Agreement shall automatically renew for a one-year period, unless earlier terminated by either party pursuant to the terms of the Fowler Employment Agreement. In consideration for Ms. Fowler’s services, under the Fowler Employment Agreement, Ms. Fowler shall receive (i) an annual base salary of $48,000 and (ii) 200,000 shares of restricted common stock of the Company. Further, pursuant to the Fowler Employment Agreement, the Company agreed to revise the annual base compensation for Ms. Fowler to $65,000, after 90 days of the execution of the Fowler Employment Agreement, or after the Company raises not less than $1,000,000 from sales of its equity securities subsequent to the execution of the Fowler Employment Agreement, whichever may come first. In addition, Ms. Fowler shall be eligible to participate in any equity-based incentive compensation plan or programs adopted by the Company’s board of directors.

INDOOR HARVEST CORP

Notes to Financial Statements

On January 16, 2018, the Company issued and sold an 8% Fixed Convertible Promissory Note (“Note 3”) to Tangiers (the “Buyer”), in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 3 is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. However, if Note is not paid back on or before the maturity date, defined in Note 3 as a “Maturity Default”, the conversion price of Note 3 shall then be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion of Note 3. As of April 17, 2018, the balance under Note 3 is $231,660, which includes $17,160 guaranteed interest. As of April 17, 2018, Note 3 can be converted into 650,000 shares of the Company’s common stock. Note 3 has a maturity date of July 16, 2018.

On February 5, 2018, Dr. Coleman and Benjamin Coleman voluntarily returned and canceled an aggregate of 3,280,470 common shares in order to prevent dilution to the shareholders during the Company’s efforts to secure new senior management, provide additional incentive equity and to form an advisory board. The return of common stock by Dr. Coleman and Benjamin Coleman was a non-cash transaction and reduces the common stock outstanding as of April 17, 2018.

On February 20, 2018, Mr. Daniel Weadock was appointed Chief Executive Officer and Director of the Company. On February 20, 2018, the Company entered into an executive employment agreement with Mr. Weadock (the “Weadock Employment Agreement”), pursuant to which Mr. Weadock agreed to act as the Company’s chief executive officer. Pursuant to the terms of the Weadock Employment Agreement, Mr. Weadock initial will not receive a salary. However, effective on the business day after the date on which the Company achieves Capitalization (as hereinafter defined) of $2,000,000 or more, Mr. Weadock’s annual base salary will be $100,000. For purposes of the Weadock Employment Agreement, “Capitalization” means aggregate net cash proceeds received by the Company from (a) the Company’s sale of common stock pursuant to Puts (as such term is defined in the Investment Agreement dated as of October 12, 2017 by and between the Company and Tangiers Global, LLC (the “Investment Agreement”)) under the Investment Agreement, and/or (b) any other sale by the Company of common stock or preferred stock, whether in a public offering or a private placement. In addition, pursuant to the terms of the Weadock Employment Agreement, the Company agreed to grant Mr. Weadock (i) 300,000 shares of restricted stock as soon as administratively practicable following execution of the Weadock Employment Agreement, and (ii) 1,584,202 shares of restricted common stock, consistent with the grant and vesting schedule set forth in the agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant if Mr. Weadock is not employed by the Company as an executive on the respective Date of Grant as set forth in the agreement. The Weadock Employment Agreement has a term of one year, unless Mr. Weadock’s employment is terminated sooner by the board of directors, and the term will be extended for additional one-year periods unless the Company or Mr. Weadock gives the other party at least 30 days’ prior written notice of its intent not to renew. On February 20, 2018, the Company also entered into a compensation agreement with Mr. Weadock (the “Director Compensation Agreement”).Pursuant to the terms of the Director Compensation Agreement, the Company agreed to grant Mr. Weadock an aggregate of 240,000 shares of restricted common stock, consistent with the grant and vesting schedule set forth in the agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant, if Mr. Weadock is not a member of the Company’s board of directors on the respective Date of Grant as set forth in the agreement. If the Company is acquired by, or merged into and with, another entity prior to the last Date of Vesting set forth in the agreement (i.e. February 23, 2022), all shares issuable to Mr. Weadock under the Director Compensation Agreement will become fully vested and non-forfeitable. The Company also agreed to reimburse Mr. Weadock for all reasonable travel and incidental expenses incurred by Mr. Weadock in performing his services and attending meetings as approved in advance by the Company. Also, on February 20, 2018, the Company also entered into an indemnity agreement with Mr. Weadock (the “Weadock Indemnity Agreement”). Pursuant to the terms of the Indemnity Agreement, the Company agreed to use reasonable efforts to obtain and maintain in full force and effect directors’ and officers’ liability insurance (“D&O Insurance”) in reasonable amounts from established and reputable insurers; provided, however, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage is reduced by exclusions so as to provide an insufficient benefit, or Mr. Weadock is covered by similar insurance maintained by a subsidiary of the Company. In addition the foregoing, the Company will indemnify Mr. Weadock from certain third party actions, derivative actions and actions where Mr. Weadock is decreased; provided, however, the Company shall not be obligated to indemnify Mr. Weadock for actions including, but not limited to, actions initiated by Mr. Weadock, for any action in which it is determined that the material assertions made by Mr. Weadock in such proceeding were not made in good faith or were frivolous, for any settlements not authorized by the Company, for any actions on the account of Mr. Weadock’s willful misconduct, and for any expenses and the payment of profits arising from the purchase and sale Mr. Weadock of securities in violation of Section 16(b) of the Securities Exchange Act, or any similar successor statute; provided, further that, that the Company shall not be obligated to indemnify Mr. Weadock for expenses or liabilities of any type whatsoever which have been paid directly to Mr. Weadock pursuant to the Company’s D&O Insurance policy.

On March 5, 2018, the Company issued 269,716 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $.09.

On March 21, 2018, the Company issued 295,631 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $.08.

On April 13, 2018, the Company issued 769,231 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $50,000 of Note 1 at a conversion price of $.07.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon such evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Interim Chief Executive Officer and the Chief Financial Officer do not relate to reporting periods after December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework.

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

Based on its evaluation as of December 31, 2017, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the Company’s limited resources, there are limited controls over financial information processing. The Company determined that its internal control over financial reporting was not effective as of December 31, 2017. The basis for the conclusions that such internal control was ineffective included the following considerations:

●	We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

●	Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

●	Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist.

Material risks associated with the above issues include the following:

●	Because the Company currently has insufficient written policies and procedures with regard to financial reporting, this could cause the Company to be inefficient and potentially encounter errors in preparing its financial reports due to the lack of a written policy for the company to follow.

●	Because there is a lack of formal process and timeline, this cold lead the Company not to be able to timely prepare its financial statements and could cause it to either file a report late or to a file a report which may contain some errors.

●	Because the Company’s management is composed of a small number of persons, there is a lack of segregation of duties.

The Company is taking the following remediation initiatives in order to address the deficiencies identified in the Company’s internal control of financial reporting:

●	The Company’s Chief Financial Officer is working to establish sufficient policies and procedures for financial statements and reporting and pans to have this completed by July 31, 2018.

●	The Company’s Chief Financial Officer is also drafting a Code of Conduct and Ethics for the review and execution by the Company’s Officers, Directors, and employees and pans to have this completed by July 31, 2018.

●	The Company plans to hire additional staff, but currently Company is unable to hire additional staff to facilitate greater segregation of duties but will reassess its capabilities after completion of sales of the Company’s securities pursuant to the Registration Statement filed by the Company with the SEC on January 29, 2018.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT DIRECTORS AND OFFICERS

The following sets forth our Officers and Directors as of April ____, 2018. The Board of Directors elects our Executive Officers annually. Our Directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our Officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our Directors and Executive Officers are as follows:

Name	Position	Age
Daniel Weadock	Chief Executive Officer & Director	56
Annette Knebel	Chief Financial Officer & Director	45
Sandra Fowler	Chief Marketing Officer	40
Rick Gutshall	Director	43
John Zimmerman	Director	36
Dr. Lang Coleman	Director	63

Daniel Weadock. On February 20, 2018, Mr. Daniel Weadock was appointed Chief Executive Officer and Director of the Company. Since August 2017, Mr. Weadock was Co-Founder and CEO of Junebug Technologies, LLC, a next generation microbial biotechnology company focused on developing solutions based on photosynthetic bacteria and other versatile microorganisms. Since 2005, Mr. Weadock also has served as President and CEO of The International in Bolton, Massachusetts, a world class golf and special event destination with its own boutique lodge and signature restaurant. As a change maker, he led a cultural and business transformation, from a very traditional and conservative enterprise to a more modern, open and forward-thinking organization. Prior to 2005, Mr. Weadock served as Vice President of Enterprise Sales for Williams Telecommunications from 2002 through 2004, building a new sales team and opening new doors in enterprise markets. From 1999 through 2001, Mr. Weadock served as Co-Founder and CEO of FilmAxis, an online, broadband virtual film market, where he led business plan development and capital raising. Prior to FilmAxis, Mr. Weadock was an Executive Vice President of Consortio from 1999 through 2000, a Seattle, Washington incubator of internet-based business to business communities, where he led business development. Before joining Consortio, Mr. Weadock spent a year working with Fast Engines as their VP of Sales and President, from 1998 through 1999, his first start up in Cambridge, Massachusetts, a small software development company. Prior to Fast Engines, Mr. Weadock spent more than 10 years with Cable & Wireless Plc in a variety of roles around the world. After landing what was at the time one of the largest data networking infrastructure deals in Cable & Wireless’ history, Mr. Weadock was awarded a Fellowship to MIT’s Sloan School of Management where he earned a Master of Science in Management. Mr. Weadock is a forward-thinking visionary who will bring his many years of experience as a thought leader and an agent of change to the next stage of the Company’s development. As a member of the board, Mr. Weadock contributes the benefits of his executive leadership and management experience in developing corporate strategy, assessing emerging industry trends, and business operations. The Company believes that his contributions and deep understanding of all aspects of our business, products and markets will provide substantial experience to fuel our corporate growth.

Annette Knebel. Ms. Knebel has served as our Chief Financial Officer since December 2017, and as a member of the Board since August 2017. Ms. Knebel served as our Chief Accounting Officer from August 2017 to December 2017. Since 2016, Ms. Knebel has operated a financial reporting and business consulting firm offering outsourced accounting management. From 2014 to 2016, Ms. Knebel worked for Shawcor Ltd., a pipeline services company as both the Division Manager of Policy and Compliance and Division Assistant Controller. From 2013 until 2014, Ms. Knebel was the Senior Balance Sheet Accounting Analyst for Hewlett-Packard, working directly with the CFO, Corporate Controller and Investor Relations ensuring proper cash flow reporting and guidance to ensure compliance with U.S. generally accepted accounting principles (“GAAP”), and corporate policies. From 2012 until 2013, Ms. Knebel worked as an Internal Audit Supervisor for KBR, Inc. (“KBR”), an engineering company, managing anti-corruption and operational audits across KBR’s multi-national business segments as well as risk management and developing corporate accounting policies and procedures. From 1998 until 2011, Ms. Knebel worked for various accounting firms as an Assurance Manager and Assurance Senior, responsible for both private and public company accounting and audits. Ms. Knebel received a Bachelor of Business Administration from the University of Houston in 1998. Ms. Knebel has been a Certified Public Accountant since 2004. As a member of the Board and Chief Financial Officer, Ms. Knebel will contribute the benefits of her senior level accounting experience and will manage the Company’s accounting policy and procedures. Her contributions and deep understanding of all aspects of our business and industry will provide substantial experience to develop accounting procedures and policies and guide management in accounting decisions.

Sandra Fowler. On January 16, 2018 Ms. Sandra Fowler was appointed as the Chief Marketing Officer for Indoor Harvest Corp. From August 2010 through June 2016 Ms. Fowler held positions at Cargill Corporation, where she worked on strategy and innovation with a focus on stage gate for product commercialization. From 2006 through 2009 she held key marketing positions within the Starbucks Coffee Company. There, she was instrumental in driving beverage innovation and the launch of the hot breakfast sandwich program.

From 2002 to 2006 Ms. Fowler held a number of different positions within the Sara Lee Corporation, working with quick service restaurant partners to managing the gaming and lodging business for the protein division and later leading marketing efforts for the coffee and tea business unit. From 1997 to 2002 Ms. Fowler was an Associate Brand Manager and Brand Manager for YUM! Brands, supporting the Taco Bell business. There, she led cross functional team as project manager to create and launch products. Under her leadership, the iconic late night sub-brand of big brand Taco Bell was re-positioned and re-launched.

Ms. Fowler has 15 years of brand marketing, product development, consumer insights and strategy & innovation experience in the consumer-packaged goods, and food & beverage spaces. Ms. Fowler received her BS in Food Science and her MBA from the University of California, Davis. As Chief Marketing Officer, Ms. Fowler will lead the re-brand, and re-positioning efforts of Indoor Harvest as we position ourselves as market leaders in the Medicinal Cannabis space. She will contribute to developing Corporate Strategy, identify and assess emerging industry trends and align the Company with strategic partners who are leveraging science to be at the forefront of precision genetics for personalized medicine.

Rick Gutshall. Mr. Gutshall has served as our Interim Chief Executive Officer since August 2017 to February 20, 2018 and has served as a member of our Board of Directors since August 2017, and served as our Chief Financial Officer from August 2017 to December 2017. Since 2016, Mr. Gutshall has served as Chief Financial Officer of Alamo CBD LLC, and since 1999, he has served as a principal of KW Gutshall & Associates (“KW Gutshall”). Mr. Gutshall is responsible for personalized financial planning, wealth management and retirement planning for clients at KW Gutshall and has been a licensed financial advisor since 1997. Mr. Gutshall received his Bachelor of Business Administration, Management and Operations from Concordia University-Austin in 1997. As a member of the Board, Mr. Gutshall will contribute the benefits of his executive leadership and management experience in finance, business development, contract negotiations and public speaking. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company.

John Zimmerman. Mr. Zimmerman has served as a Director since 2015. He also served as Vice President of Business Development from 2016 to December 2017. Currently, Mr. Zimmerman is the founder and CEO of Harvest Air. Prior to founding Harvest Air, Mr. Zimmerman served as Director of Sales and Marketing at PUE 1.0. Mr. Zimmerman also held positions as a Project Manager and Business Development Manager for The Brandt Companies, from 2011 until 2014. From 2004 through 2011, Mr. Zimmerman held the position of Project Manager for TDIndustries. In these positions, he spent much of his career designing, selling, and building mechanical systems for large-scale commercial buildings.

He obtained a bachelor’s degree in Mechanical Engineering from the University of Texas at Austin. John also obtained a master’s degree in Building Construction Management from Purdue University, and is a registered Professional Engineer in the State of Texas.

As a member of the Board, John contributes his expertise in mechanical system design and construction in developing mechanical systems to support and optimize the indoor farms of the future. His mission it to have Indoor Harvest be the leader in research and development of mechanical systems for use in indoor farming, which we believe currently is nearly non-existent.

Dr. Lang Coleman. In August 2017, Dr. Lang Coleman was appointed as a member of the Board. Dr. Coleman is a proud disabled Army veteran, long-time Texas resident, and psychologist specializing in Neuropsychology. Dr. Coleman received his B.S. and M.A. from Austin Peay State University in Clarksville, Tennessee, his Ph.D. in Clinical Psychology from the University of Kansas, and he attended law school at the University of Texas at Austin. Dr. Coleman completed his medical internship at William Beaumont Army Medical Center in El Paso, Texas, and spent 22 years, from 1972 through 1994, in U.S. Army Psychiatry. A pensioned Army Officer and decorated combat veteran, Dr. Coleman formerly directed soldiers and planned both treatments and evacuations for psychiatric casualties in a theatre of war for over 30,000 soldiers and marines. From his time as an Army Major, he has extensive knowledge and experience with chain of custody in his dealings with deliverables ranging from drug-testing biological samples to weapons and ordinance and holds the Combat Medical Badge. After serving 17 years, from 1998 through 2015, Dr. Coleman retired as a tenured professor of psychology at St. Philip’s College in San Antonio, Texas, where he taught Abnormal Psychology and Statistics courses. Dr. Coleman authored curriculum in 1994 for a juvenile justice alternative education program and licensed the copyright, for one year, to The Key Corporation. The school was successfully launched in Dallas. As the CEO of Alamo CBD since March 2017, Dr. Coleman has regularly facilitated, sponsored and participated in many community activities. He has frequently appeared on television and at the Texas State Capital as an advocate for the Compassionate-Use Program. As a member of the Board, Dr. Coleman will contribute the benefits of his military experience treating veterans with post-traumatic stress disorder, or PTSD, and other medical conditions and will manage the Company’s medical and science policy and procedures. His contributions and deep understanding of all aspects of our business and industry will provide considerable experience in developing the Company’s medical and scientific procedures and policies.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),
●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,
●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.
●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.
●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

The Company’s Chief Financial Officer is drafting a Code of Conduct and Ethics for the review and execution by the Company’s Officers, Directors, and employees and pans to have this completed by July 31, 2018.

Item 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company’s last two completed fiscal years for all services rendered to the Company.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chad Sykes, former CEO, Secretary	2017 (2)	70,000	—	—	—	—	—	—	70,000
	2016	70,000	—	—	—	—	—	—	70,000
John Choo, Former President	2017 (3)	29,999	—	27,482	—	—	—	—	—
	2016	95,272	—	—	—	—	—	—	95,272
John Zimmerman, Former Vice President	2017 (4)	—	—	18,322	—	—	—	—	—
	2016 (5)	—	—	66,000	—	—	—	—	66,000
Annette Knebel, CFO and former CAO	2017 (6)	75,000	—	50,000	—	—	—	—	125,000
Rick Gutshall	2017
Former interim CEO and Former CFO (7)		—		—	—	—	—		—

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of the common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	Chad Sykes, Founder, resigned as CEO, Secretary on January 2, 2017 and was appointed Chief Innovation Officer. On August 9, 2017, Mr. Sykes resigned as Chief Innovation Officer.

(3)	John Choo was elected CEO on January 2, 2017 and resigned as President and CEO of Indoor Harvest August 9, 2017.

(4)	John Zimmerman resigned as Vice President of Indoor Harvest December 13, 2017.

(5)	On April 18, 2016, Mr. Zimmerman was elected as Vice President of Business Development and was issued 100,000 shares of common stock per his employment agreement.

(6)	On August 9, 2017, Ms. Knebel was elected as Chief Accounting Officer and was issued 250,000 shares of common stock per her employment agreement. Ms. Knebel served as our Chief Accounting Officer from August 2017 to December 2017. In December 2017, Ms. Knebel was elected as Chief Financial Officer.

(7)   Mr. Gutshall served as the Company’s Chief Financial Officer from August 2017 to December 2017, and as the Company’s Interim Chief Executive Officer from August 2017 to February 20, 2018. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company. Mr. Gutshall was not compensated in any way by the Company relating to his services as the Company’s Interim Chief Executive Officer or as the Company’s Chief Financial Officer in 2017. Mr. Gutshall did receive 758,401 shares of the Company’s common stock in connection with the Alamo Merger, however, such share issuance was not in any way connected or related to Mr. Gutshall’s previous officer positions with the Company nor his position as a director of the Company.

Employment Agreements

Daniel Weadock, Chief Executive Officer and Director

On February 20, 2018, Mr. Daniel Weadock was appointed Chief Executive Officer and Director of the Company. On February 20, 2018, the Company entered into an executive employment agreement with Mr. Weadock (the “Weadock Employment Agreement”), pursuant to which Mr. Weadock agreed to act as the Company’s chief executive officer. Pursuant to the terms of the Weadock Employment Agreement, Mr. Weadock initial will not receive a salary. However, effective on the business day after the date on which the Company achieves Capitalization (as hereinafter defined) of $2,000,000 or more, Mr. Weadock’s annual base salary will be $100,000. For purposes of the Weadock Employment Agreement, “Capitalization” means aggregate net cash proceeds received by the Company from (a) the Company’s sale of common stock pursuant to Puts (as such term is defined in the Investment Agreement dated as of October 12, 2017 by and between the Company and Tangiers Global, LLC (the “Investment Agreement”)) under the Investment Agreement, and/or (b) any other sale by the Company of common stock or preferred stock, whether in a public offering or a private placement. In addition, pursuant to the terms of the Weadock Employment Agreement, the Company agreed to grant Mr. Weadock (i) 300,000 shares of restricted stock as soon as administratively practicable following execution of the Weadock Employment Agreement, and (ii) 1,584,202 shares of restricted common stock, consistent with the grant and vesting schedule set forth in the agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant if Mr. Weadock is not employed by the Company as an executive on the respective Date of Grant as set forth in the agreement. The Weadock Employment Agreement has a term of one year, unless Mr. Weadock’s employment is terminated sooner by the board of directors, and the term will be extended for additional one-year periods unless the Company or Mr. Weadock gives the other party at least 30 days’ prior written notice of its intent not to renew. On February 20, 2018, the Company also entered into a compensation agreement with Mr. Weadock (the “Director Compensation Agreement”).Pursuant to the terms of the Director Compensation Agreement, the Company agreed to grant Mr. Weadock an aggregate of 240,000 shares of restricted common stock, consistent with the grant and vesting schedule set forth in the agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant, if Mr. Weadock is not a member of the Company’s board of directors on the respective Date of Grant as set forth in the agreement. If the Company is acquired by, or merged into and with, another entity prior to the last Date of Vesting set forth in the agreement (i.e. February 23, 2022), all shares issuable to Mr. Weadock under the Director Compensation Agreement will become fully vested and non-forfeitable. The Company also agreed to reimburse Mr. Weadock for all reasonable travel and incidental expenses incurred by Mr. Weadock in performing his services and attending meetings as approved in advance by the Company. Also on February20, 2018, the Company also entered into an indemnity agreement with Mr. Weadock (the “Weadock Indemnity Agreement”). Pursuant to the terms of the Indemnity Agreement, the Company agreed to use reasonable efforts to obtain and maintain in full force and effect directors’ and officers’ liability insurance (“D&O Insurance”) in reasonable amounts from established and reputable insurers; provided, however, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage is reduced by exclusions so as to provide an insufficient benefit, or Mr. Weadock is covered by similar insurance maintained by a subsidiary of the Company. In addition the foregoing, the Company will indemnify Mr. Weadock from certain third party actions, derivative actions and actions where Mr. Weadock is decreased; provided, however, the Company shall not be obligated to indemnify Mr. Weadock for actions including, but not limited to, actions initiated by Mr. Weadock, for any action in which it is determined that the material assertions made by Mr. Weadock in such proceeding were not made in good faith or were frivolous, for any settlements not authorized by the Company, for any actions on the account of Mr. Weadock’s willful misconduct, and for any expenses and the payment of profits arising from the purchase and sale Mr. Weadock of securities in violation of Section 16(b) of the Securities Exchange Act, or any similar successor statute; provided, further that, that the Company shall not be obligated to indemnify Mr. Weadock for expenses or liabilities of any type whatsoever which have been paid directly to Mr. Weadock pursuant to the Company’s D&O Insurance policy.

Rick Gutshall, Former Interim Chief Executive Officer and Current Director

Mr. Gutshall served as our Interim Chief Executive Officer from August 2017 until February 2018 as a member of our Board of Directors since August 2017, and as our Chief Financial Officer from August 2017 to December 2017. On August 9, 2017, the Company entered into a director agreement (the “Gutshall Director Agreement”), employment agreement (the “Gutshall Employment Agreement”) and an indemnity agreement (the “Gutshall Indemnity Agreement”) with Rick Gutshall. The Gutshall Employment Agreement commenced on August 9, 2017.

Pursuant to the terms of the Gutshall Director Agreement, Mr. Gutshall shall serve as a member of the Company’s Board and will receive a stock award in such amount as determined by the Board upon the earlier of (i) 30 days from August 9, 2017 and (ii) the closing of a financing pursuant to which the Company receives a minimum of $500,000 in proceeds. In addition, Mr. Gutshall shall be reimbursed for all reasonable travel and other incidental expenses incurred in the performance of his services, including attendance at meetings, as approved by the Company.

Pursuant to the terms of the Gutshall Employment Agreement, Mr. Gutshall agreed to serve as Interim Chief Executive Officer and Chief Financial Officer of the Company. The initial term of the agreement will expire on August 9, 2018 and commencing on August 9, 2018 and on each anniversary of such date thereafter, the term of the Gutshall Employment Agreement shall automatically renew for one-year periods, unless earlier terminated pursuant to the terms of the Gutshall Employment Agreement. In consideration for Mr. Gutshall’s services, the Board shall determine Mr. Gutshall’s compensation upon the earlier of (i) 30 days from August 9, 2017 and (ii) the closing of a financing pursuant to which the Company receives a minimum of $500,000 in proceeds. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company.

Annette Knebel, Chief Financial Officer and Director

Ms. Knebel has served as our Chief Financial Officer since December 2017, and as a member of the Board since August 2017. Ms. Knebel served as our Chief Accounting Officer from August 2017 to December 2017. On August 9, 2017, the Company entered into a director agreement (the “Knebel Director Agreement”), employment agreement (the “Knebel Employment Agreement”) and an indemnity agreement (the “Knebel Indemnity Agreement”) with Annette Knebel.

Pursuant to the terms of the Knebel Director Agreement, Ms. Knebel shall serve as a member of the Company’s Board and will receive a stock award in such amount as determined by the Board upon the earlier of (i) 30 days from August 9, 2017 and (ii) the closing of a financing pursuant to which the Company receives a minimum of $500,000 in proceeds. In addition, Ms. Knebel shall be reimbursed for all reasonable travel and other incidental expenses incurred in the performance of her services, including attendance at meetings, as approved by the Company.

Pursuant to the terms of the Knebel Employment Agreement, Ms. Knebel shall serve as Chief Financial Officer of the Company. The initial term of the agreement will expire on August 9, 2018 and commencing on August 9, 2018 and on each anniversary of such date thereafter, the term of the Knebel Employment Agreement shall automatically renew for a one-year period, unless earlier terminated pursuant to the terms of the Knebel Employment Agreement. In consideration for Ms. Knebel’s services, Ms. Knebel shall receive (i) an annual base salary of $75,000 and (ii) 250,000 shares of restricted common stock of the Company. In addition, Ms. Knebel shall be eligible to participate in any equity-based incentive compensation plan or programs adopted by the Board.

Sandra Fowler, Chief Marketing Officer

Ms. Fowler was elected our Chief Marketing Officer on January 15, 2018 and the Company entered into an employment agreement (the “Fowler Employment Agreement”) and an indemnity agreement (the “Fowler Indemnity Agreement”) with Ms. Fowler.

Pursuant to the terms of the Fowler Employment Agreement, Ms. Fowler shall serve as Chief Marketing Officer of the Company. The initial term of the agreement will expire on January 15, 2019 and commencing on January 16, 2019 and on each anniversary of such date thereafter, the term of the Fowler Employment Agreement shall automatically renew for a one-year period, unless earlier terminated by either party pursuant to the terms of the Fowler Employment Agreement. In consideration for Ms. Fowler’s services, under the Fowler Employment Agreement, Ms. Fowler shall receive (i) an annual base salary of $48,000 and (ii) 200,000 shares of restricted common stock of the Company. Further, pursuant to the Fowler Employment Agreement, the Company agreed to revise the annual base compensation for Ms. Fowler to $65,000, after 90 days of the execution of the Fowler Employment Agreement, or after the Company raises not less than $1,000,000 from sales of its equity securities subsequent to the execution of the Fowler Employment Agreement, whichever may come first. In addition, Ms. Fowler shall be eligible to participate in any equity-based incentive compensation plan or programs adopted by the Company’s board of directors.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2017

As of December 31, 2017, we had not granted any stock-based compensation awards to any of our named executive officers.

Director Compensation

Name	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Gutshall (1)	—	—	—	—	—	—	—
Annette Knebel (2)	—	—	—	—	—	—	—
Dr. Lang Coleman (3)	—	—	—	—	—	—	—
Chad Sykes (4)	—	—	—	—	—	—	—
John Zimmerman (5)	—	18,322	—	—	—	—	18,322
John Choo (6)(7)	—	27,482	—	—	—	—	27,482
Pawel Hardej (8)(9)	—	64,126	—	—	—	—	64,126
John Seckman (10)	—					13,000	13,000

(1) On August 9, 2017, we entered into a Director Agreement with Rick Gutshall. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

(2) On August 9, 2017, we entered into a Director Agreement with Annette Knebel. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

(3) On August 9, 2017, we entered into a Director Agreement with Dr. Lang Coleman. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company.

(4) On August 9, 2017, Chad Sykes, the Company founder, tendered his resignation as a Director and member of the Board of Directors as part of the Company’s merger agreement with Alamo CBD.

(5) On April 15, 2015, we entered into a Director Agreement with John Zimmerman. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company issued 166,560 shares of common stock to Mr. Zimmerman pursuant to terms of the Director Agreement.

(6) On March 13, 2015, we entered into a Director Agreement with John Choo. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company issued 166,560 shares of common stock to Mr. Choo pursuant to the terms of the Director Agreement.

(7) On August 9, 2017, John Choo tendered his resignation as a Director and member of the Board of Directors as part of the Company’s merger agreement with Alamo CBD.

(8) On May 9, 2016, we entered into a Director Agreement with Paul Hardej. The Company agreed to reimburse the Director for reasonable travel and other incidental expenses incurred by the Director in performing his services and attending meetings as approved in advance by the Company. The Company issued 166,560 shares of common stock to Mr. Hardej pursuant to the terms of the Director Agreement.

(9) On August 9, 2017, Pawel Hardej tendered his resignation as a Director and member of the Board of Directors as part of the Company’s merger agreement with Alamo CBD.

(10) On August 9, 2017, John Seckman was elected a Director and member of the Board of Directors. On November 1, 2017, John Seckman resigned as a Director of the Company and as a member of the Board of Directors, effective December 4, 2017. Mr. Seckman’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices, the Company’s management or the Board. Mr. Seckman’s resignation was due to time constraints based on new business and increasing demands of John Seckman and Associates, of which Mr. Seckman is principal.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of the date of this Prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our director, and our executive officer and director as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 5300 East Freeway Suite A, Houston, Texas 77020.

Name	Number of Shares of Common Stock	Percentage
Daniel Weadock(1)*	300,000	1.25%
Chad Sykes(2)	1,849,000	7.71%
Rick Gutshall(3)*	758,401	3.16%
Annette Knebel(4)*	255,000	1.06%
Sandra Fowler(5)*	200,000	0.83%
John Zimmerman(6)*	266,560	1.11%
Lang Coleman (7)*	1,317,528	5.49%
All executive officers and directors as a group (7 persons)	4,946,489	20.62%

5% Stockholders:
Benjamin Coleman	1,317,528	5.49%
Keith Spinelli(8)	1,853,201	7.73%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 23,988,240 shares of common stock outstanding as of April 17, 2018.

(1)	Mr. Daniel Weadock was appointed Chief Executive Officer and Director of the Company on February 20, 2018. Mr. Weadock currently holds 300,000 shares of the Company’s common stock; he is also planned to receive an additional 1,584,202 shares of the Company’s common stock to be issued quarterly over 4 years pursuant to his employment agreement with the Company. In addition, Mr. Weadock is planned to receive 240,000 shares of the Company’s common stock to be issued quarterly over 2 years pursuant to his director agreement with the Company.

(2)	Chad Sykes, the Company’s Founder and Chief of Cultivation, resigned as CEO, Secretary on January 2, 2017 and was appointed Chief Innovation Officer. On August 9, 2017, Mr. Sykes resigned as Chief Innovation Officer and Director. Mr. Sykes’ shares of common stock included in the table are currently held in street name and he has both voting and dispositive control over such shares.

(3)	On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company on February 20, 2018 and has served as a member of the Company’s Board of Directors since August 9, 2017.

(4)	Ms. Knebel has served as our Chief Financial Officer since December 13, 2017, and as a member of the Board since August 9, 2017. Ms. Knebel served as our Chief Accounting Officer from August 9, 2017 to December 13, 2017.

(5)	On January 16, 2018 Ms. Sandra Fowler was appointed as our Chief Marketing Officer. Ms. Fowler currently holds 200,000 shares of the Company’s common stock.

(6)	Mr. Zimmerman has served as a Director of the Company since 2015. He also served as Vice President of Business Development from 2016 to December 2017.

(7)	On August 9, 2017, Dr. Lang Coleman was appointed as a member of the Board.

(8)	Mr. Spinelli filed a Schedule 13G with the SEC on December 29, 2017, reporting his beneficial ownership as an owner of 5% or more of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions in 2015 or 2016.

On August 8, 2017, Chad Sykes, Founder and Chief of Cultivation, returned 2,500,000 shares of common stock to the Company related to the merger of the Company and Alamo CBD. The Company recorded fair value of $550,000 ($0.22 per share) based upon the most recent trading price per share of the Company’s stock.

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

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3) (iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Thayer & Oneal was our independent auditor for the years ended December 31, 2017 and December 31, 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2017 and 2016.

	2017	2016
Audit fees	$56,190	$39,826
Audit-related fees	—	17,500
Tax fees	—	—
All other fees	—	—
Total	$56,190	$57,326

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 16. Exhibit Index

Statements contained above as to the contents of any contract or other document that we have filed as an exhibit hereto, as listed below, are qualified in their entirety by reference to the exhibits for a complete statement of their terms and conditions. The following exhibits are included as part of this Registration Statement by reference:

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 4, 2017).

2.2	Certificate of Merger. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on August 29, 2017).

2.3	Certificate of Correction. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on September 12, 2017).

3.1	Articles of Incorporation – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form S-1 filed on March 5, 2014).

3.2	Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.2 in the Registrant’s Form S-1 filed on March 5, 2014).

3.4	Amended Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 99.1 in the Registrant’s Form 8-K filed on May 23, 2017).

4.1	Form of common stock Certificate of Indoor Harvest, Corp. (Incorporated by reference to exhibit 4.1 in the Registrant’s Form S-1 filed on March 5, 2014).

4.2	Indoor Harvest 2015 Stock Award Plan. (Incorporated by reference to Ex. 4.3 in the Registrant’s Registration Statement on Form S-8 filed on January 21, 2015, as amended).

10.1	Investment Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on October 13, 2017).

10.2	Registration Rights Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 13, 2017).

10.3	Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on October 13, 2017).

10.4	Amendment Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.4 in the Registrant’s Form 8-K filed on October 13, 2017).

10.5	Joint Venture Agreement between Indoor Harvest, Alamo CBD and Vyripharm. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on March 28, 2017).

10.6	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on March 28, 2017).

10.7	Choo Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on March 13, 2015).

10.8	Zimmerman Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on April 15, 2015).

10.9	Choo Employment Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on August 14, 2015).

10.10	Rockwell Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.11	Rockwell Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.12	FirstFire Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.13	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.14	Zimmerman Employment Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on April 11, 2016).

10.15	Equity purchase agreement between Indoor Harvest Corp. and Kodiak Capital Group, LLC. (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1 filed on May 10, 2016).

10.16	Memorandum of Agreement with Head North. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on August 23, 2016).

10.17	Promissory Note dated September 26, 2016 with Chuck Rifici Holdings, Inc. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on September 27, 2016).

10.18	Warrant Purchase Agreement dated September 26, 2016 with Chuck Rifici Holdings, Inc. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on September 27, 2016).

10.19	FirstFire Securities Purchase Agreement dated October 19, 2016. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on October 21, 2016).

10.20	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 21, 2016).

10.21	FirstFire Securities Purchase Agreement dated December 14, 2016. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on December 16, 2016).

10.22	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on December 16, 2016).

10.23	Share Exchange Agreement with Alamo CBD, LLC and the members of Alamo CBD, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on April 26, 2017).

10.24	Gutshall Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 14, 2017).

10.25	Gutshall Employment Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on August 14, 2017).

10.26	Knebel Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on August 14, 2017).

10.27	Knebel Employment Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.4 in the Registrant’s Form 8-K filed on August 14, 2017).

10.28	Coleman Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.5 in the Registrant’s Form 8- K filed on August 14, 2017).

10.29	Seckman Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.6 in the Registrant’s Form 8-K filed on August 14, 2017).

10.30	Form of Indemnity Agreement. (Incorporated by reference to exhibit 10.7 in the Registrant’s Form 8-K filed on August 14, 2017).

10.31	Fowler Employment Agreement dated January 15, 2018. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on January 18, 2017).

10.32	Fowler Indemnity Agreement dated January 15, 2018. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on January 19, 2017).

10.33	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on January 19, 2017).

10.34	Amendment dated February 13, 2018 to the Convertible Promissory Note issued to Tangiers on January 16, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018).

10.35	Executive Employment Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.36	Compensation Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.37	Indemnity Agreement dated February 20, 2018 by and between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2018	INDOOR HARVEST CORP

	By:	/s/ Dan Weadock
Dan Weadock
Chief Executive Officer
(principal executive officer)

INDOOR HARVEST CORP
Dated: April 17, 2018
	By:	/s/ Annette Knebel
Annette Knebel
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Annette Knebel	Director	April 17, 2018
Annette Knebel

/s/ Daniel Weadock	Director	April 17, 2018
Daniel Weadock

/s/ John Zimmerman	Director	April 17, 2018
John Zimmerman

/s/ Dr. Lang Coleman	Director	April 17, 2018

Dr. Lang Coleman