Form 10-Q
period 2018-03-31
Indoor Harvest Corp
filed 2018-05-16
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File Number:

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

Indoor Harvest Corp

5300 East Freeway Suite A

Houston, Texas 77020

(Address of principal executive offices)

(346) 310-3427

(Registrant’s telephone number, including area code)

(832) 649-3998

(Former name, former address and former phone number, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2018,  there were 24,987,471 shares issued and outstanding of the registrant’s common stock.

INDOOR HARVEST CORP

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$42,981	$35,453
Prepaid rent	-	4,452
Unused commitment fee	50,000	50,000
Total current assets	92,981	89,905

Furniture and equipment, net	22,014	24,623
Security deposit	12,600	12,600
Intangible asset, net	5,463	5,892
Total assets	$133,058	$133,020

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$109,574	$89,033
Convertible notes payable, net of debt discount of $24,228 and $69,541, respectively	565,272	455,459
Derivatives liability	25,006	554,917
Accrued payroll	3,722	6,653
Deferred rent	5,671	6,239
Note payable - current portion	7,714	7,520
Total current liabilities	716,959	1,119,821

Long term liabilities:
Note payable	10,821	12,823
Total liabilities	727,780	1,132,644

Stockholders’ deficit:
Series A Convertible Preferred stock: $0.01 par value, 5,000,000 shares authorized; 750,000 shares issued and outstanding at both March 31, 2018 and December 31, 2017	7,500	7,500
Common stock: $0.001 par value, 50,000,000 shares authorized; 23,688,240 and 25,503,678 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	23,971	25,502
Additional paid-in capital	7,909,845	7,376,196
Accumulated deficit	(8,536,038)	(8,408,822)
Total stockholders’ deficit	(594,722)	(999,624)
Total liabilities and stockholders’ deficit	$133,058	$133,020

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2018	2017
Revenue	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Depreciation and amortization expense	$3,038	$13,141
Research and development	-	737
Professional fees	71,375	90,547
General and administrative expenses	198,190	622,403
Total operating expenses	272,603	726,828

Loss from operations	(272,603)	(726,828)

Other income (expense)
Other income (expense)	4	(11,733)
Interest expense	(17,669)	(112,685)
Amortization of debt discount	(80,563)	(205,007)
Change in fair value of embedded derivative liability	243,615	-
Total other income (expense)	145,387	(329,425)

Net loss	$(127,216)	$(1,056,253)

Net loss per common share:
Net loss per share, basic and diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	24,649,867	16,816,214

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services – related party	-	-	285,522	285	79,788	-	80,073
Convertible debt converted into common stock	-	-	1,465,032	1,464	148,535	-	149,999
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Derivative liability	-	-	-	-	286,296	-	286,296
Beneficial conversion feature	-	-	-	-	15,750	-	15,750

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(127,216)	(127,216)

Balances, March 31, 2018	750,000	$7,500	23,973,762	$23,971	$7,909,845	$(8,536,038)	$(594,722)

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(127,216)	$(1,056,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,038	13,141
Amortization of debt discount	80,563	205,007
Change in fair value of embedded derivative liability	(243,615)	-
Stock issued for services - related party	80,073	109,930
Stock issued for services	-	352,000
Change in operating liability:
Decrease in accounts receivable	-	34,853
Decrease in prepaid expense	4,452	-
Increase (decrease) in accounts payable and accrued expenses	20,541	(3,071)
Decrease in deferred rent	(568)	(568)
Decrease in accrued compensation - officers	(2,931)	(7,142)
Net cash used in operating activities	(185,663)	(352,103)

Cash flows from investing activities:
Investment in joint venture	-	(250,000)
Purchase of equipment and software	-	(550)
Net cash used in investing activities	-	(250,550)

Cash flows from financing activities:
Repayments of note payable	(1,809)	(227,132)
Proceeds from convertible notes payable, less offering costs and OID costs paid	195,000	-
Proceeds from demand note payable, less OID costs paid	-	250,000
Repayment of convertible note	-	(175,000)
Issuance of common stock for cash	-	824,000
Net cash provided by financing activities	193,191	671,868

Decrease in cash and cash equivalents	7,528	69,215
Cash and cash equivalents at beginning of period	35,453	78,219
Cash and cash equivalents at end of period	$42,981	$147,434

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$506	$682
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$15,750	$95,333
Settlement of convertible note into common shares	$-	$100,000
Partial conversion of convertible note into common shares	$150,000	$-
Conversion of preferred shares into common shares	$-	$2,500
Derivative liability reclassified to paid-in capital	$286,296	$-
Voluntary return of stock by related party	$3,280	$-

The Accompanying Notes are an Integral Part of these Financial Statements

INDOOR HARVEST CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accounts Receivable and Work in Progress

Work in progress consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at March 31, 2018 and December 31, 2017. The Company records revenue based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed at milestone completion and are reflected as accounts receivable when billed. Costs and estimated earnings are accumulated on projects in process and compared to amounts billed based on the percentage of completion method of accounting (cost to cost). Costs incurred in excess of amounts billed and related profit recognized are reflected as an asset on the balance sheet as costs and estimated earnings in excess of billings. Unearned billings are reflected in the balance sheet as a liability as billings in excess of costs and estimated earnings on projects in process.

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

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017
Research and development expense	$-	$737

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017
Advertising expense	$112	$9,852

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

Reclassification

Certain expense items have been reclassified in the statement of operations for the three months ended March 31, 2017, to conform to the reporting format adopted for the three months ended March 31, 2018.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $127,216, net cash used in operations of $185,663 and has an accumulated deficit of $8,536,038, for the three months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Classification	March 31, 2018	December 31, 2017
Furniture and equipment	$11,666	$11,666
Leasehold improvements	38,717	38,717
Computer equipment	3,019	3,019
Total	53,402	53,402
Less: Accumulated depreciation	(31,388)	(28,779)
Property and equipment, net	$22,014	$24,623

Depreciation expense for the three months ended March 31, 2018, totaled $2,609.

NOTE 4 – INTANGIBLE ASSETS

There were no impairment charges taken for the domain name during the three months ended March 31, 2018 and 2017.

Intangible assets consist of the following as of March 31, 2018 and December 31, 2017:

Classification	2018	2017
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(5,119)	(4,690)
Intangible assets, net	$5,463	$5,892

NOTE 5 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities. On January 22, 2018, the Company entered into a 6-month sublease agreement for a portion of the 10,000 sq. ft. office/warehouse facility. The term of the sublease is February 1, 2018 through July 31, 2018 at $2,000 per month. The Company records the sublease income as a reduction of rent expense in the Consolidated Statements of Operations within general and administrative expenses.

Deferred rent payable at March 31, 2018 was $5,667. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense, net of sublease payments received, for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
Rent expense	$13,240	$18,639

NOTE 6 - FAIR VALUE MEASUREMENTS

Carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. Debt classified as Level 2 in the fair value hierarchy represent convertible notes payable of $778,725 and $122,383 at March 31, 2018 and December 31, 2017, respectively. Financial instruments classified as Level 3 in the fair value hierarchy represents derivative liability of $25,006 and $554,916 March 31, 2018 and December 31, 2017, respectively.

NOTE 7 - NOTE PAYABLE

On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries interest at a rate of 10.25%.

	March 31, 2018	December 31, 2017
Balance as of period end	$18,535	$20,343
Less: current portion	7,714	7,520
Long-term note payable, net	$10,821	$12,823

NOTE 8 - DEBT AND CONVERTIBLE LOAN PAYABLE

Convertible Note Payable

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of March 31, 2018, the balance under Note 1 is $369,000, which includes $44,000 guaranteed interest. As of March 31, 2018, Note 1 can be converted into 1,768,738 shares of the Company’s common stock.

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

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. Upon a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retied prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. As of March 31, 2018, the balance under Note 2 is $55,000, which includes $5,000 guaranteed interest. As of March 31, 2018, Note 2 can be converted into 300,120 shares of the Company’s common stock.

On October 10, 2017, the Company executed Amendment #1 to the Tangiers Note 1 for a final draw of $250,000 payment plus a 10% original issue discount (“Note 2”). Amendment #1 modified the maturity date for the Tangier Note from eight months to six months from the effective date of each payment. All other terms and conditions of the Tangiers Note 1 remain effective.

The execution of Amendment #1 to Note 1 on October 10, 2017 caused the Company to default on the first draw due under Note 1 due to the acceleration of the maturity date. The default allows Tangiers to demand payment in cash equal to 150% of the outstanding principal and interest, which is automatically added to the outstanding principle, and convert all or a portion of the outstanding principal into shares of common stock of the Company. The default conversion rate of Note 1 is now the lower of the conversion rate then in effect or 65% of the lowest trading price for the 15 days prior to Tangiers’ notice of conversion. As of May 1, 2018, Tangiers has informed the Company that they have elected at this time not to enforce the default interest rate under Note 1 and also not to enforce the fees, reserving its rights to enforce the foregoing in their discretion. Other than the foregoing, none of the above listed notes are currently in default.

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

On January 16, 2018, the Company issued and sold an 8% Fixed Convertible Promissory Note (“Note 3”) to Tangiers (the “Buyer”), in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 3 is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. However, if Note 3 is not paid back on or before the maturity date, defined in Note 3 as a “Maturity Default”, the conversion price of Note 3 shall then be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion of Note 3. As of March 31, 2018, the balance under Note 3 is $231,660, which includes $17,160 guaranteed interest. As of March 31, 2018, Note 3 can be converted into 650,000 shares of the Company’s common stock. Note 3 Amendment #1 has a maturity date of August 13, 2018.

On March 5, 2018, the Company issued 269,716 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $.09.

On March 21, 2018, the Company issued 295,631 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $.08.

For the three months ended March 31, 2018, the Company accrued $17,160 in guaranteed interest related to the outstanding the notes.

Debt Discount and Original Issuance Costs for Convertible Note

During the three months ended March 31, 2018 and for the year ended December 31, 2017, the Company recorded debt discounts totaling $24,228 and $69,541, respectively. The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs.

The debt discounts recorded in 2018 and 2017, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

During the three months ended March 31, 2018 and for the year ended December 31, 2017, the Company amortized $80,563 and $466,862 to interest expense, respectively.

	March 31, 2018	December 31, 2017
Debt discount, beginning of period	$69,541	$152,617
Additional debt discount and debt issue cost	35,320	383,786
Amortization of debt discount and debt issue cost	(80,563)	(466,862)
Debt discount, end of period	$24,298	$69,541

Debt Issuance Costs for Convertible Note

During the three months ended March 31, 2018 and for the year ended December 31, 2017, the Company did not pay any debt issue costs.

NOTE 9 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities for the three months ended March 31, 2018:

Derivative liabilities - December 31, 2017	$554,916
Add fair value at the commitment date for convertible notes issued during the current year	-
Less derivatives due to conversion	(286,296)
Fair value mark to market adjustment for derivatives	(243,615)
Derivative liabilities - March 31, 2018	25,005
Less : current portion	(25,005)
Long-term derivative liabilities	$-

The following schedule shows the change in fair value of the derivative liabilities for the year ended December 31, 2017:

Derivative liabilities - December 31, 2016	$-
Add fair value at the commitment date for convertible notes issued during the current year	213,453
Less derivatives due to conversion	(18,800)
Fair value mark to market adjustment for derivatives	360,263
Derivative liabilities - December 31, 2017	554,916
Less : current portion	(554,916)
Long-term derivative liabilities	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

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

On February 5, 2018, Dr. Coleman and Benjamin Coleman voluntarily returned and canceled an aggregate of 3,280,470 common shares in order to prevent dilution to the shareholders during the Company’s efforts to secure new senior management, provide additional incentive equity and to form an advisory board. The return of common stock by Dr. Coleman and Benjamin Coleman was a non-cash transaction.

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

NOTE 11 - STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

During the third quarter of fiscal 2016, the Company initiated a subscription agreement to offer accredited investors up to 1,000,000 units (“Units”) of securities, each Unit consists of one (1) share of Series A Convertible Preferred Stock and one (1) Series A Warrant (“Warrant”). The price per Unit was $0.50 for a maximum aggregate proceeds of $500,000. There are no dividends on the Series A Convertible Preferred Stock. The Warrants were exercisable at $0.50 per share for a period of one year. As of March 31, 2018, the warrants were not exercised. Therefore, the Company has disclosed the expiration of the Warrants.

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

On January 15, 2018, the Company issued 200,000 shares of common stock related to an Employment Agreement with Sandra Fowler, Chief Marketing Officer. The Company recorded a fair value of $66,000 ($0.33 per share) based upon the most current trading price of the Company’s stock.

On February 5, 2018, Dr. Coleman and Benjamin Coleman voluntarily returned and canceled an aggregate of 3,280,470 common shares in order to prevent dilution to the shareholders during the Company’s efforts to secure new senior management, provide additional incentive equity and to form an advisory board. The return of common stock by Dr. Coleman and Benjamin Coleman was a non-cash transaction and reduces the common stock outstanding as of March 31, 2018.

On February 20, 2018, the Company issued 43,387 shares of common stock related to an Employment Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $7,810 ($0.18 per share) based upon the most current trading price of the Company’s stock.

On February 23, 2018, the Company issued 12,135 shares of common stock related to an Director Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $2,063 ($0.17 per share) based upon the most current trading price of the Company’s stock.

On March 5, 2018, the Company issued 269,716 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $.09.

On March 20, 2018, the Company issued 30,000 shares of its common stock to members of the Company’s Advisory Board. The Company recorded a fair value of $4,200 ($0.14 per share) based upon the most recent trading price of the Company’s stock.

On March 21, 2018, the Company issued 295,631 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $.08.

Common Stock Warrants

For the three months ended March 31, 2018 and the year ended December 31, 2017, no warrants were outstanding.

NOTE 12 - SUBSEQUENT EVENTS

On April 10, 2018, the Company defaulted on Amendment #1, the second draw due under Note 1, as the maturity date expired. As of May 1, 2018, Tangiers has informed the Company that they have elected at this time not to enforce the default interest rate under Note 1 and also not to enforce the fees, reserving its rights to enforce the foregoing in their discretion.  The default allows Tangiers to demand payment in cash equal to 150% of the outstanding principal and interest, which is automatically added to the outstanding principle, and convert all or a portion of the outstanding principal into shares of common stock of the Company. The default conversion rate of Note 1 is now the lower of the conversion rate then in effect or 65% of the lowest trading price for the 15 days prior to Tangiers’ notice of conversion.

On April 13, 2018, the Company issued 769,231 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $50,000 of Note 1 at a conversion price of $.07.

On April 17, 2018, the Company executed Amendment #2 to the Tangiers Note 3 for a draw of $120,00 payment plus a 10% original issue discount. All terms and conditions of the Tangiers Note 3 remain effective. As of May 15, 2018, the balance under Note 3 is $374,220, which includes $27,720 guaranteed interest. As of May 15, 2018, Note 3 can be converted into 1,155,000 shares of the Company’s common stock. Note 3 Amendment #2 has a maturity date of October 13, 2018.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We, under our brand name Indoor Harvest®, are a technology company focused on enabling the production of bio pharma grade cannabis for research and development of true pharma grade personalized medicines. We are also a provider of advanced cultivation methods and processes for the cannabis industry. Our integrated technology platform design allows us to manipulate the environment of the plant to influence its phenotypic expression. Among other things, we are also seeking to use the relationships and technology we have developed to become a registered producer and seller under the federal Controlled Substances Act (“CSA”) of pharmaceutical grade cannabis for research by third parties developing targeted treatment for specific medical symptoms.

We have developed a patent pending aeroponic high pressure process of growing cultivars in an air or mist environment without the use of soil or an aggregate growing medium. Aeroponic production differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium and essential minerals to sustain plant growth, aeroponics is conducted by suspending plant roots in the air and spraying them with a nutrient-laden mist. Because water is used in aeroponics to transmit nutrients, it is sometimes considered a type of hydroponics. Our high pressure aeroponic process and production methods provide an ability to test the phenotypic plasticity of cannabis and to test and develop specific phenotypic response. Phenotypic plasticity refers to the changes in cannabis morphology and physiology due to its adaption to a unique environment and its impact on phytochemical production.

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

We, through our wholly owned subsidiary Alamo CBD, have applied to produce and dispense low-tetrahydrocannabinol (“THC”) cannabis under the Texas Compassionate Use Program (“TCUP”). THC is a psychotropic cannabinoid and is the principal psychoactive constituent of cannabis. We have signed a binding Letter of Intent (“LOI”) with Zoned Properties outlining three independent pending agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP.

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

Current Projects

On May 31, 2017, the Company notified Canopy Growth that it had completed the majority of work under Phase Two of its Cannabis Pilot. The Company installed 13 HPA Table systems and 1 custom built Nutrient Pump Skid at Canopy Growth for an internal economic pilot. During Phase Two, the Company submitted proposals to Canopy Growth for three designs for potential New IP development. Canopy Growth did not pursue these proposals to develop New IP and chose to procure only the Company’s HPA Table system and a custom built Nutrient Pump Skid that was integrated into existing fertigation and mechanical systems at Canopy Growth. As a result of this integration into existing facilities, the Company provided Canopy Growth with a limited warranty. The Company additionally informed Canopy Growth that it would not seek continued development under the Cannabis Pilot. As a result, the Cannabis Pilot expired on December 18, 2017.

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

Parachute Colorado Production Facility

The Company has secured rights to develop Zoned Properties Parachute Medical Marijuana Business Park. The Company intends to construct a 25,000 square foot facility based on the technology developed and tested at the Tempe Arizona Research Cultivation Site and to generate revenue through the leasing of the facility and licensing of the Company’s technology to either a medical or recreational licensee, which has yet to be determined. The Company would additionally conduct research and development towards creating specific environmental and climate recipes for the production of cannabis in order to produce and replicate a desired phenotypic response. The Company also expects to file an application with the Drug Enforcement Administration (“DEA”) to register the facility under the CSA and to obtain rights to acquire the operating license from the licensee upon changes in Colorado law, which currently does not allow direct ownership by a publicly traded Company.

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

Texas Compassionate Use Program Applicant

We, through our wholly owned subsidiary Alamo CBD, have applied to produce and dispense Low-THC cannabis under the TCUP to treat intractable epilepsy. The Company plans to partner with Zoned Properties, Harvest Air and BIOS Lighting to develop a 50,000 square foot facility in Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. Zoned Properties and Indoor Harvest plan to work together in good faith to mutually agree upon the terms, provisions and obligations of an Agreement for Indoor Harvest to engage Zoned Properties as the exclusive Strategic Development Advisory for Indoor Harvest’s development in Texas under the TCUP. The Company also expects to file an application with the DEA to register the facility under the CSA. The Company expects to generate revenue through the production and sale of cannabis under the TCUP. There is no assurance that any or all of the agreements will be executed or that the Company will be successful in obtaining a license to produce cannabis in Texas or in registering the completed facility with the DEA.

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table presents our operating results for the three months ended March 31, 2018 compared to March 31, 2017:

	For the three months ended March 31,
	2018	2017	$ Change	% Change
Revenue	$-	$-	$-	-%
Cost of Sales	-	-	-	-%
Gross profit (loss)	-	-	-	-%
Operating expenses
Depreciation and amortization expense	3,038	13,141	(10,103)	(77)%
Research and development	-	737	(737)	(100)%
Professional fees	71,375	90,547	(19,172)	(21)%
General and administrative expenses	198,190	622,403	(424,213)	(68)%
Total operating expenses	272,603	726,828	(454,225)	(62)%
Loss from operations	(272,603)	(726,828)	(454,225)	(62)%
Other expense
Other income (expense)	4	(11,733)	11,737	(100)%
Interest expense	(17,669)	(112,685)	(95,016)	(84)%
Amortization of debt discount	(80,563)	(205,007)	(124,444)	(61)%
Change in fair value of embedded derivative liability	243,615	-	(243,615)	100%
Total other expense	145,387	(329,425)	(474,812)	(144)%
Net loss	$(127,216)	$(1,056,253)	$(929,037)	(88)%

Revenues

There was no revenue for the three months ended March 31, 2018 and March 31, 2017.

Cost of Sales

There were no costs of sales for the three months ended March 31, 2018 and March 31, 2017.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 and March 31, 2017 were $272,603 and $726,828 respectively, for an aggregate decrease of $454,225 or 62%. The decrease is primarily related to stock issued to consultants and directors for services performed of $461,930 during the first quarter of 2017 compared to $80,073 during the first quarter of 2018.

Other Income (Expense)

Total other income for the three months ended March 31, 2018 was $145,387 and total other expense for the three months ended March 31, 2017 was ($329,425), for an improvement of $474,812 or 144%. The improvement is primarily related to a positive change in the fair value of the embedded derivative liability of $243,615 or 100% related to the Tangiers convertible notes payable, a decrease in interest expenses of $95,016 or 84% related to the paydown of the FirstFire Notes and Chuck Rifici Notes and a decrease in amortization of debt discount of $124,444 or 61%.

Net Loss

As a result of the factors discussed above, net loss for the three months ended March 31, 2018 and March 31, 2017 was $127,216 and $1,056,253, respectively, for a decrease in net loss of $929,037 or 88%.

Liquidity and Capital Resources

As of March 31, 2018, we had $92,981 in total current assets and current liabilities of $716,959. Accordingly, our working capital deficit at March 31, 2018 was $623,978. We have the ability to raise additional capital as needed through external equity financing transactions.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 and March 31, 2017 were $185,663 and $352,103, respectively, for a decrease of $166,440 or 47%. The improvement in net cash used in operating activities is primarily related to a decrease in our net loss of $929,037, offset by a decrease in the amortization of debt discount of $124,444 or 61%, a decrease in the change in fair value of embedded derivative liability of $243,6156 or 100%, a decrease in stock issued for services of $381,857 or 83%.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and March 31, 2017 were $0 and $250,550, respectively, for a decrease of $250,550 or 100%. The decrease is primarily due to the investment in the Vyripharm joint venture of $250,000 in the first quarter 2017.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 and March 31, 2017 were $193,191 and $671,868, respectively, for a decrease of $478,677 or 71%. The decrease is primarily related a decrease in the issuance of common stock for cash of $824,000 or 100% and a decrease in proceeds from demand note payable, less OID costs paid, of $250,000 or 100%, offset by a decrease in repayments of note payable of $225,323 or 99%, an increase in proceeds from convertible notes payable, less offering costs and OID costs paid, of $195,000 or 100% and a decrease in the repayment of convertible note of $175,000 or 100%.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This conclusion by the Company’s Chief Executive Officer and the Chief Financial Officer do not relate to reporting periods after March 31, 2018.

Changes in Internal Control over Financial Reporting

On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company and on the same date Mr. Daniel Weadock was appointed Chief Executive Officer and Director of the Company.

Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2018, the Company issued 899,685 shares of its common stock pursuant to a conversion of a portion of a convertible promissory note. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On January 15, 2018, the Company issued 200,000 shares of common stock to Sandra Fowler, Chief Marketing Officer, pursuant to an employment agreement. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On January 16, 2018, the Company issued a fixed convertible promissory note for the principal sum of $50,000 as a commitment fee. The promissory note maturity date is May 12, 2018. On February 13, 2018, the Company and the lender entered into Amendment #1 to this promissory note. Pursuant to the amendment, the lender agreed to make a payment to the Company in the amount of $132,000 ($120,000 in cash and $12,000 in original issue discount). On April 17, 2018, the Company and the lender entered into Amendment #2 to this promissory note, and pursuant to this amendment the Lender agreed to make a payment to the Company in the amount of $132,000 ($120,000 in cash and $12,000 in OID) under the note. The issuances of the above securities were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On February 20, 2018, the Company issued 300,000 shares of common stock to Dan Weadock, Chief Executive Officer, pursuant to an employment agreement. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On March 5, 2018, the Company issued 269,716 shares of its common stock pursuant to a conversion of a portion of a convertible promissory note. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On March 20, 2018, the Company issued 30,000 shares of its common stock to members of the Company’s Advisory Board. The Company recorded a fair value of $4,200 ($0.14 per share) based upon the most recent trading price of the Company’s stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) During the quarter ended March 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit No.	Document Description
10.1	Fowler Employment Agreement dated January 15, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2018).

10.2	Fowler Indemnity Agreement dated January 15, 2018. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2018).

10.3	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2018).

10.4	Amendment dated February 13, 2018 to the Convertible Promissory Note issued to Tangiers on January 16, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018).

10.5	Executive Employment Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.6	Compensation Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.7	Indemnity Agreement dated February 20, 2018 by and between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.8	Amendment dated April 17, 2018 to the Convertible Promissory Note issued to Tangiers on January 16, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2018).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2018	INDOOR HARVEST CORP

	By:	/s/ Dan Weadock
Dan Weadock
Chief Executive Officer
(principal executive officer)

INDOOR HARVEST CORP
Dated: May 16, 2018
	By:	/s/ Annette Knebel
Annette Knebel
Chief Financial Officer
(principal financial and accounting officer)

