Form 10-Q
period 2018-06-30
Indoor Harvest Corp
filed 2018-08-20
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP.
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 East Freeway Suite A, Houston, Texas	77020
(Address of principal executive offices)	(Zip Code)

(346) 310-3427
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  [  ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] YES [X] NO

As of August 20, 2018 there were 28,169,290 shares of common stock issued and outstanding.

INDOOR HARVEST CORP

FORM 10-Q

2

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$60,661	$35,453
Prepaid rent	-	4,452
Unused commitment fee	50,000	50,000
Total Current Assets	110,661	89,905

Furniture and equipment, net	19,426	24,623
Security deposit	12,600	12,600
Intangible asset, net	5,034	5,892
TOTAL ASSETS	$147,721	$133,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$130,315	$89,033
Accrued payroll	3,722	6,653
Deferred rent	4,568	6,239
Convertible notes payable, net of debt discount of $16,131 and $69,541, respectively	732,119	455,459
Derivative liability	550,374	554,917
Note payable - current portion	8,768	7,520
Total Current Liabilities	1,429,866	1,119,821

Long Term Liabilities:
Note payable	7,912	12,823
Total Liabilities	1,437,778	1,132,644

Stockholders’ Deficit
Preferred stock: 5,000,000 authorized; $0.01 par value 750,000 shares issued and outstanding at both June 30, 2018 and December 31, 2017	7,500	7,500
Common stock: 125,000,000 authorized; $0.001 par value 25,922,363 and 25,503,678 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	25,922	25,502
Additional paid in capital	8,265,884	7,376,196
Accumulated deficit	(9,589,363)	(8,408,822)
Total Stockholders’ Deficit	(1,290,057)	(999,624)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$147,721	$133,020

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of sales	-	2,694	-	14,429
Gross Loss	-	(2,694)	-	(14,429)

Operating Expenses
Depreciation and amortization expense	3,017	13,112	6,055	26,254
Research and development	-	887	-	1,625
Professional fees	41,664	276,361	113,039	366,908
General and administrative	266,841	130,099	465,031	752,497
Total Operating Expenses	311,522	420,459	584,125	1,147,284

Loss from operations	(311,522)	(423,153)	(584,125)	(1,161,713)

Other Income (Expense)
Other income (expense)	(4)	9	-	11
Loss on investment in joint venture	-	(250,000)	-	(250,000)
Interest expense	(30,516)	(6,546)	(48,185)	(119,232)
Amortization of debt discount	(29,347)	(44,695)	(109,910)	(249,702)
Change in fair value of embedded derivative liability	(681,936)	-	(438,321)	-
Total other expense	(741,799)	(301,232)	(596,416)	(618,923)

Loss before income taxes	(1,053,321)	(724,385)	(1,180,541)	(1,780,636)

Provision for income taxes	-	-	-	-

Net Loss	$(1,053,321)	$(724,385)	$(1,180,541)	$(1,780,636)

Basic and dilutive loss per common share	$(0.04)	$(0.04)	$(0.05)	$(0.10)

Weighted average number of common shares outstanding	25,002,161	19,153,022	24,822,879	17,991,073

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - related party	-	-	1,169,034	1,170	205,324	-	206,494
Convertible debt converted into common stock	-	-	2,530,121	2,530	222,470	-	225,000
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Derivative liability	-	-	-	-	442,864	-	442,864
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Net loss for the period	-	-	-	-	-	(1,180,541)	(1,180,541)

Balance - June 30, 2018	750,000	$7,500	25,922,363	$25,922	$8,265,884	$(9,589,363)	$(1,290,057)

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(1,180,541)	$(1,780,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,055	26,254
Amortization of debt discount	109,910	249,702
Change in fair value of embedded derivative liability	438,321	-
Stock issued for services - related party	206,494	109,930
Stock issued for services - third party	-	407,000
Changes in operating assets and liabilities:
Accounts receivable	-	34,853
Prepaid rent	4,452	(8,632)
Accounts payable and accrued expenses	41,282	(1,977)
Billing in excess of costs and estimated earnings	-	(20,155)
Deferred rent	(1,671)	(1,137)
Accrued payroll	(2,931)	(3,420)
Net Cash used in Operating Activities	(378,629)	(988,218)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(550)
Net Cash used in Investing Activities	-	(550)

Cash Flows from Financing Activities:
Repayments of note payable	(3,663)	(228,807)
Proceeds from convertible notes, less OID costs paid	407,500	250,000
Repayments of convertible note	-	(175,000)
Proceeds from Issuance of preferred stock for cash and warrants	-	300,000
Proceeds from issuance of common stock	-	824,000
Net Cash provided by Financing Activities	403,837	970,193

Net increase (decrease) in cash and cash equivalents	25,208	(18,575)
Cash and cash equivalents, beginning of period	35,453	78,219
Cash and cash equivalents, end of period	$60,661	$59,644

Supplemental Cash Flow Information
Cash paid for interest	$969	$1,321
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Beneficial conversion feature	$15,750	$95,333
Debt discount from derivative liability	$-	$-
Settlement of convertible note into common shares	$225,000	$100,000
Conversion of preferred shares into common shares	$-	$2,500
Derivative liability reclassified to paid-in capital	$442,864	$-
Voluntary return of stock by related party	$3,280	$-

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Indoor Harvest Corp. (the “Company,”) is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300 East Freeway Suite A, Houston, Texas 77020. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, we consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Acquisition, the member interests (“Alamo Surviver Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist.

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

Reclassification

Certain expense items have been reclassified in the statement of operations for the six months ended June 30, 2017, to conform to the reporting format adopted for the six months ended June 30, 2018.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense for the six months ended June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
Research and development expense	$-	$1,625

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense for the Six months ended June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
Advertising expense	$739	$12,887

Recent Accounting Pronouncements

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,180,541, net cash used in operations of $378,629 and has an accumulated deficit of $9,589,363, for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2018 and December 31, 2017:

Classification	June 30, 2018	December 31, 2017
Furniture and equipment	$11,666	$11,666
Leasehold improvements	38,717	38,717
Computer equipment	3,019	3,019
Total	53,402	53,402
Less: Accumulated depreciation	(33,976)	(28,779)
Property and equipment, net	$19,426	$24,623

Depreciation expense for the six months ended June 30, 2018 and 2017, totaled $5,197 and $25,402, respectively.

NOTE 4 – INTANGIBLE ASSETS

There were no impairment charges taken for the domain name during the six months ended June 30, 2018 and 2017.

Intangible assets consist of the following as of June 30, 2018 and December 31, 2017:

Classification	June 30, 2018	December 31, 2017
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(5,548)	(4,690)
Intangible assets, net	$5,034	$5,892

Amortization expense for the six months ended June 30, 2018 and 2017, totaled $858 and $854, respectively.

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

Deferred rent payable at June 30, 2018 was $4,568. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense, net of sublease payments received, for the six months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Rent expense	$21,308	$26,975

NOTE 6 - FAIR VALUE MEASUREMENTS

Carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. Debt classified as Level 2 in the fair value hierarchy represent convertible notes payable of $732,119 and $455,459 at June 30, 2018 and December 31, 2017, respectively. Financial instruments classified as Level 3 in the fair value hierarchy represents derivative liability of $550,374 and $554,917 June 30, 2018 and December 31, 2017, respectively.

NOTE 7 - NOTE PAYABLE

On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries interest at a rate of 10.25%.

	June 30, 2018	December 31, 2017
Balance as of period ended	$16,680	$20,343
Less: current portion	8,768	7,520
Long-term note payable, net	$7,912	$12,823

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Note 1	$250,000	$475,000
Note 2	50,000	50,000
Note 3	448,250	-
Total convertible notes payable	748,250	525,000

Less: Unamortized debt discount	(16,131)	(69,541)
Total convertible notes	732,119	455,459

Less: current portion of convertible notes	732,119	455,459
Long-term convertible notes	$-	$-

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of June 30, 2018, the balance under Note 1 is $294,000, which includes $44,000 guaranteed interest. As of June 30, 2018, Note 1 can be converted into 4,184,615 shares of the Company’s common stock.

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

On October 10, 2017, the Company executed Amendment #1 to the Tangiers Note 1 for a final draw of $250,000 payment plus a 10% original issue discount. Amendment #1 modified the maturity date for the Tangier Note from eight months to six months from the effective date of each payment. All other terms and conditions of the Tangiers Note 1 remain effective.

The execution of Amendment #1 to Note 1 on October 10, 2017 caused the Company to default on the first draw due under Note 1 due to the acceleration of the maturity date. The default allows Tangiers to demand payment in cash equal to 150% of the outstanding principal and interest, which is automatically added to the outstanding principle, and convert all or a portion of the outstanding principal into shares of common stock of the Company. The default conversion rate of Note 1 is now the lower of the conversion rate then in effect or 65% of the lowest trading price for the 15 days prior to Tangiers’ notice of conversion. As of May 1, 2018, Tangiers has informed the Company that they have elected at this time not to enforce the default interest rate of 18% under Note 1 and also not to enforce the fees, reserving its rights to enforce the foregoing in their discretion.

Note 2

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of June 30, 2018, the balance under Note 2 is $55,000, which includes $5,000 guaranteed interest. As of June 30, 2018, Note 2 can be converted into 769,231 shares of the Company’s common stock.

Note 3

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

On February 13, 2018, April 17, 2018, and June 13, 2018, the Company executed Amendments #1, #2, and #3 to the Tangiers Note 3 for draws of $132,000, $132,000, and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of June 30, 2018, the balance under Note 3 is $484,110, which includes $35,860 guaranteed interest.

As of June 30, 2018, the Company accrued $96,226 in interest expense related to the outstanding the notes.

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

During the six months ended June 30, 2018 and for the year ended December 31, 2017, the Company amortized $109,910 and $466,862 to interest expense, respectively.

	June 30, 2018	December 31, 2017
Debt discount, beginning of period	$69,541	$152,617
Additional debt discount and debt issue cost	56,500	383,786
Amortization of debt discount and debt issue cost	(109,910)	(466,862)
Debt discount, end of period	$16,131	$69,541

Debt Issuance Costs for Convertible Note

During the six months ended June 30, 2018 and for the year ended December 31, 2017, the Company did not pay any debt issue costs.

NOTE 9 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities for the six months ended June 30, 2018:

Balance - December 31, 2017	$554,916
Addition of new derivatives recognized as loss on derivatives	643,915
Settled on issuance of common stock	(442,863)
Gain on change in fair value of the derivative	(205,594)
Balance - June 30, 2017	550,374
Less: current portion	(550,374)
Long-term derivative liabilities	$-

The following schedule shows the change in fair value of the derivative liabilities for the year ended December 31, 2017:

Derivative liabilities - December 31, 2016	$-
Add fair value at the commitment date for convertible notes issued during the current year	213,453
Less derivatives due to conversion	(18,800)
Fair value mark to market adjustment for derivatives	360,263
Derivative liabilities - December 31, 2017	554,916
Less : current portion	(554,916)
Long-term derivative liabilities	$-

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

NOTE 11 - STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

As at June 30, 2018 and December 31, 2017, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

On March 5, 2018, the Company issued 269,716 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $0.09.

On March 20, 2018, the Company issued 30,000 shares of its common stock to members of the Company’s Advisory Board. The Company recorded a fair value of $4,200 ($0.14 per share) based upon the most recent trading price of the Company’s stock.

On March 21, 2018, the Company issued 295,631 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $0.08 per share.

On April 13, 2018, the Company issued 769,231 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $50,000 of Note 1 at a conversion price of $0.065 per share.

On April 17, 2018, the Company issued 300,000 shares of common stock related to an Employment Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $51,000 ($0.17 per share) based upon the most current trading price of the Company’s stock.

On May 20, 2018, the Company issued 99,012 shares of common stock related to an Employment Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $16,832 ($0.17 per share) based upon the most current trading price of the Company’s stock.

On May 23, 2018, the Company issued 30,000 shares of common stock related to an Director Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $5,100 ($0.17 per share) based upon the most current trading price of the Company’s stock.

On June 21, 2018, the Company issued 295,858 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $0.0845 per share.

On June 6, 2018, the Company issued 30,000 shares of its common stock to members of the Company’s Advisory Board. The Company recorded a fair value of $2,550 ($0.085 per share) based upon the most recent trading price of the Company’s stock.

On June 27, 2018, the Company issued 424,500 shares of common stock related to an advisory agreement with Electrum Partners, LLC. The Company recorded a fair value of $50,940 ($0.12 per share) based upon the most current trading price of the Company’s stock.

Common Stock Warrants

For the six months ended June 30, 2018 and the year ended December 31, 2017, no warrants were outstanding.

NOTE 12 - SUBSEQUENT EVENTS

On July 2, 2018, the Company issued 244,755 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.07.

On June 27, 2018, the Board of Directors of the Company approved the termination of Annette Knebel from her position as Chief Financial Officer of the Company pursuant to the terms of Mr. Knebel’s employment agreement with the Company effective immediately and further on the same date, the Board of Directors of the Company approved the termination of Mr. Knebel from her position as a member of the Company’s Board of Directors consistent with the Company’s Amended and Restated Bylaws, effective immediately.

On July 3, 2018, Chad Sykes was appointed to act as the Company’s principal financial officer and principal accounting officer.

On July 12, 2018, the Company issued 269,231 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.07.

On July 27, 2018, the Company and Tangiers entered into Amendment #4 to the January 16, 2018 promissory note (“Amendment #4”), pursuant to which Tangiers agreed to make a payment to the Company in the amount of $101,750 ($92,500 in cash and $9,250 in OID) under the note. The Company agreed that within one and a half months of the payment it will use the proceeds as follows: $54,000 for general and administrative expenses, $25,000 for accounting and legal and $13,500 for miscellaneous expenses.

On August 1, 2018, the Company issued 50,000 shares of its common stock to Electrum Partners pursuant to an advisory agreement. The Company recorded fair value of $4,500 ($0.09 per share) based upon the most recent trading price per share of the Company’s stock.

On August 2, 2018, the Company issued 1,307,846 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $42,590 of Note 1 at a conversion price of $.033.

On August 13, 2018, the Company issued 460,617 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $15,000 of Note 1 at a conversion price of $.033.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

General Overview

We are a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300 East Freeway Suite A, Houston, Texas 77020. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”).

On August 4, 2017, we consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Acquisition, the member interests (“Alamo Surviver Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist.

In addition to the foregoing, following the closing of the Alamo Acquisition, and Alamo CBD being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, Indoor Harvest will issue to the individual Alamo Surviver Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance.

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

Our Current Business

Indoor Harvest, through its brand name Indoor Harvest®, is a technology company focused on producing bio pharma grade cannabis for research and development and a provider of advanced cultivation methods and processes for the cannabis industry. We are seeking to use the proprietary technology we have developed to become a registered producer and seller under the federal Controlled Substances Act (“CSA”) of pharmaceutical grade cannabis for research and targeted treatment of specific medical symptoms by third parties.

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

We, through Alamo CBD, have applied to produce and dispense low-tetrahydrocannabinol cannabis under the Texas Compassionate Use Program. THC is a psychotropic cannabinoid and is the principal psychoactive constituent of cannabis. We have signed a binding LOI with Zoned Properties outlining three independent pending agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the Texas Compassionate Use Program (“TCUP”). The Company intends to generate revenue from production of cannabis under the TCUP, through related engineering, project management, equipment leasing and technology licensing from constructed facilities in Tempe, Arizona and Parachute, Colorado and through the development and licensing of related environmental and climate recipes.

Our operational expenditures are primarily related to further developing our technology, launching and completing test trials, developing research partnerships and collaborations related to perfecting precise expressions of personalized medicine and the costs related to being a fully reporting company with the SEC.

Current Operations

On July 10, 2017, we entered into a Cultivation Design Agreement with Bright Orchard Developments, Ltd. (“Bright Orchard”), for the design of an aeroponic cannabis production facility by a pending licensed producer in Canada. On July 25, 2018, we received formal cancelation of the agreement from Bright Orchard.

On October 11, 2017, we entered into a binding letter of intent (“LOI”) with Zoned Properties outlining three pending independent agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. Zoned Properties is an OTCQX quoted company and strategic real estate development firm whose primary mission is to identify, develop, and lease sophisticated, safe, and sustainable properties in emerging industries, including the licensed medical cannabis industry.

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

The binding LOI includes non-refundable payments totaling $50,000 by our company to Zoned Properties. The payments are consideration for entering into the binding LOI and represents a 20% deposit to be applied towards the assignment of the Parachute Development Rights which have been valued at $250,000 within the binding LOI.

On October 26, 2017, we entered into a LOI with Harvest Air, LLC (“Harvest Air”) and on November 1, 2017, entered into a LOI with Biological Innovations and Optimization Systems, LLC (“BIOS Lighting”). The two companies plan to collaborate with our company towards the development of a fully integrated platform designed to provide cannabis producers the ability to manage and record phenotypic plasticity in the cannabis plant. By combining our proven aeroponic methods, Harvest Air’s HVAC designs, and customized lighting solutions from BIOS Lighting, the three companies plan to demonstrate an ability to manipulate and control phenotypic expression in the cannabis plant for the purpose of research and production of pharmaceuticals.

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

Prototype development will take place in Tempe, Arizona, as part of our planned cannabis technology development described below. In exchange for Harvest Air and BIOS Lighting support and services, we have agreed to exclusively utilize any developed hardware or strategies provided by both companies in its future developments in Parachute, Colorado and Stockdale, Texas, or other location in Texas approved under the TCUP as described in more detail below.

Tempe Arizona Research Cultivation Site

Our company plans to install 20 HPA Tables at an existing licensed medical cannabis production facility at Zoned Properties’ Tempe Medical Marijuana Business Park. The purpose of this project is to conduct a demonstration of our company’s aeroponic technology while integrating LED and HVAC designs, provided by BIOS Lighting and Harvest Air, respectively. The resulting demonstration will be compared to traditional flood irrigation, HVAC and lighting methods. Our company plans to prepare a case study and white paper to showcase industry adoption value and to serve as a proof of concept for the construction of larger facilities in Parachute, Colorado and Stockdale, Texas, or other location in Texas approved under the TCUP.

Both Zoned Properties and our company agreed to work together in good faith to mutually agree upon the terms, provisions and obligations of an agreement for the development, installation, and research of our cultivation technology and equipment within at most 2,500 square feet of space at Zoned Properties’ Tempe Medical Marijuana Business Park located at 410 S. Madison Dr. Tempe, Arizona 85281. Our company expects to generate revenue from the Tempe, Arizona facility through future leasing and licensing agreements. The 20 HPA Table installation is expected to produce over 206 pounds of cannabis annually at under $150 per pound in cost of goods with an expected breakeven point of 430 pounds for the equipment. There is no assurance that any or all of the agreements will be executed nor consummated.

Parachute Colorado Production Facility

Our company has secured rights to develop Zoned Properties Parachute Medical Marijuana Business Park. Our company intends to construct a 25,000 square foot facility based on the technology developed and tested at the Tempe Arizona Research Cultivation Site and to generate revenue through the leasing of the facility and licensing of our company’s technology to either a medical or recreational licensee, which has yet to be determined. We would additionally conduct research and development towards creating specific environmental and climate recipes for the production of cannabis in order to produce and replicate a desired phenotypic response. Our company also expects to file an application with the DEA to register the facility under the CSA and to obtain rights to acquire the operating license from the licensee upon changes in Colorado law, which currently does not allow direct ownership by a publicly traded company.

Both Zoned Properties and our company agreed to work together in good faith to mutually agree upon the terms, provisions and obligations of an agreement for the assignment and/or sale of Zoned Properties’ Parachute Development Rights for the Parachute Marijuana Business Park located at Lot #7 N. Diamond Loop Rd, Parachute, Colorado 81635. The agreement would include: (a) the assignment and/or sale of the Parachute Development Rights from Zoned Properties to our company, and (b) the engagement by our company of Zoned Properties as the exclusive Strategic Development Advisor for the Parachute Property. Our company has paid a $25,000 deposit towards securing these rights. There is no assurance that any or all of the additional agreements will be executed or that our company will be successful in registering the facility with the DEA.

Texas Compassionate Use Program Applicant

We, through our wholly owned subsidiary Alamo CBD, have applied to produce and dispense low-THC cannabis under the TCUP. Our company plans to partner with Zoned Properties, Harvest Air and BIOS Lighting to develop a 50,000 square foot facility in Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. Zoned Properties and our company agreed to work together in good faith to mutually agree upon the terms, provisions and obligations of an Agreement for our company to engage Zoned Properties as the exclusive Strategic Development Advisory for our company’s development in Texas under the TCUP. Our company also expects to file an application with the DEA to register the facility under the CSA. Our company expects to generate revenue through the production and sale of cannabis under the TCUP. There is no assurance that any or all of the agreements will be executed or that we will be successful in obtaining a license to produce cannabis in Texas or in registering the completed facility with the DEA.

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

In late 2016, the DPS modified its approach to restrict the number of licenses to three. This necessitated the development of a competitive review process, where three applicants were conditionally approved based on the review of the submitted application materials. Upon successful onsite inspection of their facilities, qualified applicants will be issued licenses. Because of this competitive review process, Alamo CBD placed 16th out of 43 applicants and its application is currently considered pending by the DPS. Our company and other pending applicants have questioned the last minute modification in approach by the DPS and the lack of transparency in the reviewing process.

Our company is a member of and is working with the Medical Cannabis Association of Texas and expects both lobbying and legislative efforts currently being undertaken to result in the program being expanded, additional permits being awarded, and new legislation being introduced in 2019 to allow for a separate permitting process to conduct cannabis research in line with the CSA. There is no guarantee that these efforts will result in our company obtaining a license or permit to produce cannabis in Texas or that legislation will be adopted allowing a separate licensing or permitting process for research purposes.

There can be no assurance that any of the foregoing plans can occur as planned or at all.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2018 and 2017.

Three months ended June 30, 2018 compared to three months ended June 30, 2017.

	For the three months ended June 30,
	2018	2017	$ Change
Revenue	$-	$-	$-
Cost of Sales	-	2,694	-
Gross profit (loss)		(2,694)	-
Operating expenses
Depreciation and amortization expense	3,017	13,112	(10,095)
Research and development	-	887	(887)
Professional fees	41,664	276,361	(234,697)
General and administrative expenses	266,841	130,099	136,742
Total operating expenses	311,522	420,459	(108,937)
Loss from operations	(311,522)	(423,153)	(111,631)
Other expense
Other income (expense)	(4)	9
Loss on investment in joint venture	-	(250,000)	250,000
Interest expense	(30,516)	(6,546)	23,970
Amortization of debt discount	(29,347)	(44,695)	(15,348)
Change in fair value of embedded derivative liability	(681,936)	-	-
Total other income (expense)	(741,799)	(301,232)	380,704
Net loss	$(1,053,321)	$(724,385)	$17,414

We earned no revenues for the three months ended June 30, 2018 and June 30, 2017.

Total operating expenses for the three months ended June 30, 2018 and June 30, 2017 were $311,522 and $420,459 respectively, for an aggregate decrease of $108,937 or -26%. The decrease is primarily related to a reduction in professional fees.

Total other expense for the three months ended June 30, 2018 was $(741,799) and total other expense for the three months ended June 30, 2017 was $(301,232), for an increase in loss of $440,567 or 146%. The increase is primarily related to the embedded derivative liability related to the Tangiers convertible notes payable.

As a result of the factors discussed above, net loss for the three months ended June 30, 2018 and June 30, 2017 was $1,053,321 and $724,385, respectively, for an increase in net loss of $328,936 or 45%.

Six months ended June 30, 2018 compared to six months ended June 30, 2017.

	For the six months ended June 30,
	2018	2017	$ Change
Revenue	$-	$-	$-
Cost of Sales	-	14,429	-
Gross profit (loss)		(14,429)	-
Operating expenses
Depreciation and amortization expense	6,055	26,254	(20,199)
Research and development	-	1,625	-
Professional fees	113,039	366,908	(253,869)
General and administrative expenses	465,031	752,497	(287,466)
Total operating expenses	584,125	1,147,284	(563,159)
Loss from operations	(584,125)	(1,161,713)	(577,588)
Other expense
Other income (expense)	-	11	-
Loss on investment in joint venture	-	(250,000)	-
Interest expense	(48,185)	(119,232)	(71,047)
Amortization of debt discount	(109,910)	(249,702)	(139,792)
Change in fair value of embedded derivative liability	(438,321)	-	-
Total other income (expense)	(596,416)	(618,923)	(22,507)
Net loss	$(1,180,541)	$(1,780,636)	$(600,095)

We earned no revenues for the six months ended June 30, 2018 and June 30, 2017.

Total operating expenses for the six months ended June 30, 2018 and June 30, 2017 were $584,125 and $1,147,284 respectively, for an aggregate decrease of $563,159 or -49%. The decrease is primarily related to a decrease in general and administrative expenses and professional fees.

Total other expense for the six months ended June 30, 2018 was $596,416 and total other expense for the six months ended June 30, 2017 was $618,923, for an improvement of $22,507 or -4%. The improvement is primarily related to a positive change in the fair value of the embedded derivative liability related to the Tangiers convertible notes payable, a decrease in interest expenses related to the paydown of the FirstFire Notes and Chuck Rifici Notes and a decrease in amortization of debt discount.

As a result of the factors discussed above, net loss for the six months ended June 30, 2018 and June 30, 2017 was $1,180,541 and $1,780,636, respectively, for a decrease in net loss of $600,095 or -34%.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and December 31, 2017, respectively.

Working Capital

	As at June 30, 2018	As at December 31, 2017
Total current assets	$110,661	$89,905
Total current liabilities	$1,429,866	$1,119,821
Working capital (deficit)	$(1,319,205)	$(1,029,916)

Cash Flows

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows used in Operating Activities	$(378,629)	$(988,218)
Cash Flows from Investing Activities	-	(550)
Cash Flows from Financing Activities	403,837	970,193
Net Decrease in Cash During Period	$60,661	$59,644

As at June 30, 2018 our company’s cash balance was $60,661 and total assets were $147,721. As at December 31, 2017, our company’s cash balance was $35,453 and total assets were $133,020.

As at June 30, 2018, our company had total liabilities of $1,437,778, compared with total liabilities of $1,132,644 as at December 31, 2017.

As at June 30, 2018, our company had working capital deficiency of $1,327,117 compared with working capital deficiency of $1,029,916 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to an increase in convertible notes payable and accounts payable and accrued expenses.

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 and June 30, 2017 were $378,629 and $988,218, respectively, for a decrease of $609,589 or -62%. The improvement in net cash used in operating activities is primarily related to a reduction in general and administrative expenses and professional fees.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and June 30, 2017 were $0 and $550, respectively, for a decrease of $550 or 100%.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 and June 30, 2017 were $403,837 and $970,193, respectively, for a decrease of $566,356 or -58%. The decrease is primarily related to a reduction in operating expenses.

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

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, exclusive of those costs in our additional planned operations for the next 12, months as set forth above, our company will need to raise additional funds to implement its business plans. There is no assurance we will obtain the anticipated funds from our sources of funding. If we don’t obtain additional funding, and we don’t take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months. During the first half of 2018, our company laid-off two employees.

The ability to fund our operational activities is contingent upon us obtaining additional financing. If we don’t obtain additional funding needed for current operational activities, we may not be able to finance our additional planned operations and continue growing our business.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Currently our founder, Chad Sykes, is acting as Principal Accounting Officer and Principal Financial Officer. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

On June 27, 2018, the Board of Directors of the Company approved the termination of Annette Knebel from her position as Chief Financial Officer of the Company pursuant to the terms of Mr. Knebel’s employment agreement with the Company effective immediately and further on the same date, the Board of Directors of the Company approved the termination of Mr. Knebel from her position as a member of the Company’s Board of Directors consistent with the Company’s Amended and Restated Bylaws, effective immediately.

Effective July 3, 2018, Chad Sykes was appointed to act as the Company’s principal financial officer and principal accounting officer.

On June 27, 2018, the Company entered into an accounting services agreement (the “AS Agreement”) with PubCo Reporting Solutions, Inc. (“PubCo”). Pursuant to the AS Agreement, the Company engaged PubCo to provide accounting services including the preparation of the Company’s financial statements and assistance with the preparation of the Company’s filings with the Securities and Exchange Commission.

Other than the foregoing, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as previously disclosed, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2018, the Company issued 769,231 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $50,000 of Note 1 at a conversion price of $0.065 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On April 17, 2018, the Company issued 300,000 shares of common stock related to an Employment Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $51,000 ($0.17 per share) based upon the most current trading price of the Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On May 20, 2018, the Company issued 99,012 shares of common stock related to an Employment Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $16,832 ($0.17 per share) based upon the most current trading price of the Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On May 23, 2018, the Company issued 30,000 shares of common stock related to an Director Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $5,100 ($0.17 per share) based upon the most current trading price of the Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On June 21, 2018, the Company issued 295,858 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $25,000 of Note 1 at a conversion price of $0.0845 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On June 6, 2018, the Company issued 30,000 shares of its common stock to members of the Company’s Advisory Board. The Company recorded a fair value of $2,550 ($0.085 per share) based upon the most recent trading price of the Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On June 27, 2018, the Company issued 424,500 shares of common stock related to an advisory agreement with Electrum Partners, LLC. The Company recorded a fair value of $50,940 ($0.12 per share) based upon the most current trading price of the Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On July 2, 2018, the Company issued 244,755 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.07. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On July 12, 2018, the Company issued 269,231 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.07. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On August 1, 2018, the Company issued 50,000 shares of its common stock to Electrum Partners pursuant to an advisory agreement. The Company recorded fair value of $4,500 ($0.09 per share) based upon the most recent trading price per share of the Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On August 2, 2018, the Company issued 1,307,846 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $42,590 of Note 1 at a conversion price of $.033. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On August 13, 2018, the Company issued 460,617 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $15,000 of Note 1 at a conversion price of $.033. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) Not applicable.

(b) During the quarter ended June 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit No.	Document Description

10.1	Amendment dated April 17, 2018 to the Convertible Promissory Note issued to Tangiers on January 16, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2018).

10.2	Form of Advisory Agreement with Electrum Partners, LLC dated June 27, 2018. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2018).

10.3	Form of Agreement with PubCo Reporting Solutions, Inc. dated June 27, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2018).

10.4	Amendment #3 to January 16, 2018 $550,000 Promissory Note issued to Tangiers Global, LLC dated June 13, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2018).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP
(Registrant)

Dated: August 20, 2018	/s/ Daniel Weadock
Daniel Weadock
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 20, 2018	/s/ Chad Sykes
Chad Sykes
Principal financial officer and principal accounting officer
(Principal Financial Officer and Principal Accounting Officer)

