Form 10-Q/A
period 2017-09-30
Indoor Harvest Corp
filed 2018-11-15
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File Number: 000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

5300 East Freeway Suite A

Houston, Texas 77020

(Address of principal executive offices)

(346) 310-3427

(Registrant’s telephone number, including area code)

832-649-3998

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

As of November 9, 2017, there were 24,987,030 shares issued and outstanding of the registrant’s common stock.

Explanatory Note

Indoor Harvest Corp (“we”, “our”, the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which we originally filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Form 10-Q”):

(i)	Item 1 of Part I “Financial Information”

(ii)	Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(iii)	Item 4 of Part I “Controls and Procedures”

(iv)	Item 6 of Part II “Exhibits”

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL).

On October 17, 2018, the Board of Directors (the “Board”) of the Company was notified by the Company’s independent registered public accounting firm, Thayer O’Neal Company, LLC (“Thayer”), that the unaudited interim financial statements included in the Original Form 10-Q should not be relied upon. Thayer informed the Board that, in July 2018, information came to its attention that led it to investigate whether the Company’s acquisition of Alamo CBD LLC (“Alamo CBD”) was wrongly accounted for as a business combination. Thayer concluded this investigation on October 17, 2018 and notified the Board that the Company, pursuant to generally accepted accounting principles, should have accounted for the Alamo CBD transaction as an asset acquisition.

The Company noticed errors in accounting for the issuance of 7,584,008 shares of common stock for Alamo CBD and the cancellation of 2,500,000 shares of common stock by an officer of the Company. As at September 30, 2017, the Company had recorded $890,961 for Goodwill from the acquisition of Alamo CBD from the issuance of shares valued at $1,440,961 and reduced by $550,00 for the cancelation of shares by an officer of the Company. Management determined that the acquisition of Alamo CBD was not a business combination and was an acquisition of assets and should be impaired upon acquisition. Additionally, management determined that the cancellation of shares by the Company’s officer should be valued at $0 and not applied to the acquisition of assets form Alamo.

This report on Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Except as discussed above and as further described in Notes 1, 2, 3, 5, 10, and 11 to the consolidated financial statements, the Company has not modified, or updated disclosures presented in this Amendment. Accordingly, the Amendment does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q. In addition, the Company has concluded there were material weaknesses in the Company’s internal control over financial reporting as of September 30, 2017. See additional discussion included in Part I, Item 4 of this amended Quarterly Report on Form 10-Q/A.

2

INDOOR HARVEST CORP

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDOOR HARVEST CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
	(Restated)
ASSETS
Current assets:
Cash	$5,279	$78,219
Accounts receivable	-	34,853
Other receivable	-	7,323
Inventory	2,360	2,360
Total current assets	7,639	122,755

Furniture and equipment, net	121,205	158,418
Security deposit	12,600	12,600
Intangible asset, net	6,321	7,604
Total assets	$147,765	$301,377

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$97,369	$55,797
Convertible note payable, net of debt discount of $27,013 and $152,617, respectively	247,986	122,383
Note payable, net of discount of $0 and $15,714, respectively	-	209,786
Accrued payroll	3,722	7,142
Deferred rent	6,808	8,513
Note payable - current portion	7,330	6,790
Billing in excess of costs and estimated earnings	-	20,155
Total current liabilities	363,215	430,566

Long term liabilities:
Note payable	14,775	20,342
Total liabilities	377,990	450,908

Stockholders’ deficit:
Series A Convertible Preferred stock: $0.01 par value, 5,000,000 shares authorized; 750,000 and 250,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,500	2,500
Common stock: $0.001 par value, 50,000,000 shares authorized; 24,657,360 and 15,213,512 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	24,657	15,213
Additional paid-in capital	7,175,547	3,829,528
Accumulated deficit	(7,437,929)	(3,996,772)
Total stockholders’ deficit	(230,225)	(149,531)
Total liabilities and stockholders’ deficit	$147,765	$301,377

The Accompanying Notes are an Integral Part of these Unaudited Financial Statements.

INDOOR HARVEST CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)

Revenue	$4,245	$21,210	$4,245	83,376

Cost of sales	1,165	11,278	15,594	55,199

Gross profit (loss)	3,080	9,932	(11,349)	28,177

Operating expenses
Depreciation and amortization expense	$12,792	$12,958	$39,046	38,221
Research and development	-	6,376	1,625	15,047
Impairment loss	1,440,961	-	1,440,961	-
Professional fees	8,107	11,355	374,707	87,277
General and administrative expenses	157,592	283,721	910,400	918,929
Total operating expenses	1,619,452	314,410	2,766,739	1,059,474

Loss from operations	(1,616,372)	(304,478)	(2,778,088)	(1,031,297)

Other income (expense)
Other income	7,177	52,324	7,192	52,347
Loss on investment in joint venture	-	-	(250,000)	-
Interest expense	(6,141)	(3,674)	(125,373)	(7,862)
Derivative expense	-	(66,980)	-	(66,980)
Amortization of debt offering costs	-	(9,131)	-	(20,000)
Amortization of debt discount	(45,186)	(234,883)	(294,888)	(331,034)
Loss on debt settlement	-	(131,944)	-	(131,944)
Loss on sale of equipment	-	(36,626)	-	(36,626)
Change in fair value of embedded derivative liability	-	(44,661)	-	(44,661)
Total other income (expense)	(44,150)	(475,575)	(663,069)	(586,760)

Net loss	$(1,660,522)	$(780,053)	$(3,441,157)	(1,618,057)

Net loss per common share:
Net loss per share, basic and diluted	$(0.09)	$(0.06)	$(0.19)	(0.14)

Weighted average number
of common shares outstanding:
Basic and diluted	19,929,506	12,338,016	18,644,318	11,980,169

The Accompanying Notes are an Integral Part of these Unaudited Financial Statements.

INDOOR HARVEST CORP

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible Preferred Stock, $0.01		Common Stock, $0.001		Additional		Total Stockholders’
	Par Value		Par Value		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	-	-	2,060,000	2,060	821,940	-	824,000
For services	-	-	1,549,840	1,550	565,380	-	566,930
Convertible debt converted into common stock	-	-	333,333	333	99,667	-	100,000
Beneficial conversion feature	-	-	-	-	95,333	-	95,333
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	-	33,238
For Alamo CBD asset acquisition	-	-	7,584,008	7,584	1,433,377	-	1,440,961
Issuance of preferred stock for cash	750,000	7,500	-	-	292,501	-	300,001
Voluntary return of stock by related party	-	-	(2,500,000)	(2,500)	2,500	-	-

Net loss for the nine months ended September 30, 2017	-	-	-	-	-	(3,441,157)	(3,441,157)

Balances, September 30, 2017 (Restated)	750,000	$7,500	24,657,360	$24,657	$7,175,547	$(7,437,929)	$(230,225)

The Accompanying Notes are an Integral Part of these Unaudited Financial Statements.

INDOOR HARVEST CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2017	2016
	(Restated)
Cash flows from operating activities:
Net loss	$(3,441,157)	$(1,618,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	39,046	38,220
Impairment loss	1,440,961	-
Loss on the sale of other assets	-	36,626
Loss on debt modifications	-	131,944
Amortization of original issue discount	-	22,500
Amortization of debt discount	294,888	308,534
Amortization of debt offering costs	-	20,000
Derivative expense	-	66,980
Stock issued for services - related party	159,930	183,693
Stock issued for services	407,000	194,215
Change in fair value of derivative liability	-	44,661
Change in operating liability:
Decrease in deferred rent	(1,705)	(696)
Decrease in accounts receivable	34,853	59,200
(Increase) decrease in other receivable	7,323	(7,323)
Decrease in inventory	-	4,292
Decrease in prepaid expense	-	1,697
Increase in accounts payable and accrued expenses	41,571	24,669
Increase (decrease) in accrued payroll	(3,420)	4,327
Increase (decrease) in costs and estimated earnings in excess of billings	(20,155)	15,049
Decrease in accrued compensation	-	(3,470)
Net cash used in operating activities	(1,040,865)	(472,939)

Cash flows from investing activities:
Proceeds from sale of equipment	-	10,000
Purchase of equipment and software	(550)	(6,988)
Net cash provided by (used in) investing activities	(550)	3,012

Cash flows from financing activities:
Repayments of note payable	(230,526)	(4,539)
Proceeds from convertible note payable, less offerings costs and OID costs paid	-	230,000
Repayment of convertible note	(175,000)	(201,093)
Proceeds from demand note payable, less OID costs paid	250,000	204,000
Issuance of preferred stock for cash	300,001	125,000
Issuance of common stock for cash	824,000	50,000
Net cash provided by financing activities	968,475	403,368

Decrease cash and cash equivalents	(72,940)	(66,559)
Cash and cash equivalents at beginning of period	78,219	100,906
Cash and cash equivalents at end of period	$5,279	$34,347

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$1,917	$2,405
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$95,333	$154,416
Shares issued for debt issuance costs	$-	$143,500
Shares issued on conversion of convertible debt	$-	$103,351
Reclass of promissory note to convertible note	$-	$203,351
Settlement of convertible note into common shares	$100,000	$-
Conversion of preferred shares into common shares	$2,500	$-
Shares issued due to Alamo CBD asset acquisition	$1,440,961	$-

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

Goodwill and Other Intangible Assets (Restated)

Goodwill and indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Indefinite-lived intangible assets consist of the Company’s domain name. Finite-lived intangible assets include software and is amortized over a 3 to 5 year period.

In accordance with ASC 350 Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognized $1,440,961 and $0 for impairment charges taken during the nine months ended September 30, 2017 and 2016, respectively.

Intangible assets consist of the following at September 30, 2017 and December 31, 2016:

Classification	September 30, 2017	December 31, 2016
Domain name	$2,000	$2,000
Facilities Manager’s Package Online (software)	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(4,261)	(2,978)
Intangible assets, net	$6,321	$7,604

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing on November 14, 2017, of the Form 10Q, the Company noticed errors in accounting for the issuance of 7,584,008 shares of common stock for Alamo CBD and the cancellation of 2,500,000 shares of common stock by an officer of the Company. As at September 30, 2017, the Company had recorded $890,961 for Goodwill from the acquisition of Alamo CBD (“Alamo”), from the issuance of shares valued at $1,440,961 and reduced by $550,00 for the cancelation of shares by the Company’s officer. Management determined that the acquisition of Alamo CBD was not a business combination and was an acquisition of assets, and should be impaired upon acquisition. Additionally, Management determined that the cancellation of shares by the Company’s officer should be valued at $0 and not applied to the acquisition of assets from Alamo.

The effects of the adjustments on the Company’s previously issued financial statements as at September 30, 2017 and for the three and nine months ended September 30, 2017 are summarized as follows:

	Originally	Restatement
Balance Sheets	Reported	Adjustment	As Restated

Goodwill	$890,961	$(890,961)	$-
Total assets	$1,038,726	$(890,961)	$147,765
Accumulated deficit	$(5,996,968)	$(1,440,961)	$(7,437,929)
Total stockholders’ equity (deficit)	$660,736	$(890,961)	$(230,225)
Total liabilities and stockholders’ equity (deficit)	$1,038,726	$(890,961)	$147,765

	Originally	Restatement
Statements of Operations	Reported	Adjustment	As Restated
For the nine months ended September 30, 2017
Impairment loss	$-	$1,440,961	$1,440,961
Total operating expenses	$1,325,778	$1,440,961	$2,766,739
Loss from operations	$(1,337,127)	$(1,440,961)	$(2,778,088)
Net loss	$(2,000,196)	$(1,440,961)	$(3,441,157)
Net loss per share, basic and diluted	$(0.11)	$(0.08)	$(0.19)
Weighted average number of common shares outstanding: Basic and diluted	18,644,318	-	18,644,318

	Originally	Restatement
Statements of Operations	Reported	Adjustment	As Restated
For the three months ended September 30, 2017
Impairment loss	$-	$1,440,961	$1,440,961
Total operating expenses	$178,491	$1,440,961	$1,619,452
Loss from operations	$(175,411)	$(1,440,961)	$(1,616,372)
Net loss	$(219,561)	$(1,440,961)	$(1,660,522)
Net loss per share, basic and diluted	$(0.01)	$(0.08)	$(0.09)
Weighted average number of common shares outstanding: Basic and diluted	19,929,506	-	19,929,506

	Originally	Restatement
Consolidated Statements of Cash Flows	Reported	Adjustment	As Restated

Net loss	$(2,000,196)	$(1,440,961)	$(3,441,157)
Impairment loss	$-	$1,440,961	$1,440,961

NOTE 3 - GOING CONCERN (RESTATED)

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $3,441,157, net cash used in operations of $1,040,865 and has an accumulated deficit of $7,437,929 for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business plan is to engage in the design and development of commercial grade aeroponics fixtures and supporting systems for use in CEA and BIA cannabis production and to develop personalized cannabis medicines, as a provider of advanced cultivation technology, methods and processes. The Company provides the cannabis industry production platforms for CEA and BIA production. During the next twelve months, the Company’s strategy is to:

●	complete ongoing product development;
●	advance product assembly;
●	construct a demonstration cannabis CEA and BIA farm for marketing purposes;
●	offer design-build services to partners; and
●	establish its long-term strategy to directly sell, license and franchise its patent-pending cannabis cultivation technologies and methods.

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

NOTE 4 - PROPERTY AND EQUIPMENT

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Alamo CBD (Restated)

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, the Company formed Alamo Acquisition, LLC, a Texas limited liability company, in which the Company owns 100% of Alamo Acquisition, LLC member interests.

On August 4, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization, by and among the Company, Alamo Acquisition LLC, and Alamo CBD (the “Agreement”). On August 8, 2017, Chad Sykes, Founder and Chief Cultivation Officer of the Company, returned 2,500,000 shares of common stock to the Company in anticipation of the merger of the Company and Alamo CBD (the “Merger”) to be consummated pursuant to the Agreement. The return of common stock by Chad Sykes was a non-cash transaction valued at $0. On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the asset acquisition. Pursuant to ASC 805 “Business Combinations,” the Company determined this agreement to be an asset purchase and recorded fair value of $1,440,961 ($0.19 per share) based upon the most recent trading price per share. For the period ended September 30, 2018, the Company recorded an impairment loss of $1,440,961.

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

NOTE 6 - CONCENTRATIONS

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

NOTE 7 - WORK IN PROCESS

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

NOTE 8 - NOTE PAYABLE

Note payable as of September 30, 2017 and December 31, 2016, consisted of the following:

	September 30, 2017	December 31, 2016
On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries interest at a rate of 10.25%.	$22,105	$27,132
Less: current portion	7,330	6,790
Long-term note payable, net	$14,775	$20,342

NOTE 9 - DEBT AND CONVERTIBLE LOAN PAYABLE

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

On October 17, 2017, the Company converted debt and accrued interest, totaling $30,000 into 329,670 shares of common stock. (See also Note 12).

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

The Company amortized $294,888 and $331,034 to interest expense during the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Debt discount, beginning of period	$152,617	$-
Additional debt discount and debt issue cost	120,333	417,834
Amortization of debt discount and debt issue cost	(245,937)	(265,217)
Debt discount, end of period	$27,013	$152,617

Debt Issuance Costs for Convertible Note

During the nine months ended September 30, 2017 and 2016, the Company did not pay debt issuance costs.

During the nine months ended September 30, 2017 and 2016, the Company amortized $7,473 and $0 of debt issue costs, respectively.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Debt discount, beginning of period	$7,473	$-
Additional debt discount	-	10,000
Amortization of debt discount	(7,473)	(2,527)
Debt discount, end of period	$-	$7,473

Debt Discount for Promissory Note

During the nine months ended September 30, 2017 and 2016, the Company recorded debt discount of $0 and $34,112, respectively.

The Company amortized $15,715 and $767 to interest expense during the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Debt discount, beginning of period	$15,715	$-
Additional debt discount		34,112
Amortization of debt discount	(15,715)	(18,398)
Debt discount, end of period	$-	$15,715

NOTE 10 - RELATED PARTY TRANSACTIONS (RESTATED)

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

NOTE 11 - STOCKHOLDERS’ DEFICIT (RESTATED)

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

On March 20, 2017, the Company settled the amount owed to FirstFire Global Opportunities Fund LLC by paying $252,917 in cash and issuing 333,333 shares of common stock with a fair value of $100,000 based upon the conversion price of $0.30/share (See Note 9).

On March 20, 2017, a total of 250,000 shares of the Company’s Series A Preferred Convertible Stock were converted into 416,667 shares of Common Stock. The Company recorded fair value of $175,000 ($0.42/share) based upon the most recent trading price per share of the Company’s stock.

On June 1, 2017, the Company issued 250,000 shares of common stock for a 12-month investor relations consulting agreement. The Company recorded fair value of $55,000 ($0.22/share) based upon the most recent trading price per share of the Company’s stock.

On August 8, 2017, Chad Sykes, Founder and Chief Cultivation Officer, returned 2,500,000 shares of common stock to the Company in anticipation of the Merger (See Note 5).

On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to Alamo CBD, in connection with the Merger. The Company recorded fair value of $1,440,961 ($0.19 per share) based upon the most current trading price of the Company’s stock.

On September 15, 2017, the Company issued 250,000 shares of common stock related to an Employment Agreement with Annette Knebel, Chief Accounting Officer and Director. The Company recorded fair value of $50,000 ($0.20 per share) based upon the most current trading price of the Company’s stock.

Common Stock Warrants

On September 26, 2016, the Company issued the Rifici Note to Chuck Rifici Holdings, Inc, relating to the issuance of $225,500 in aggregate principal including a $204,000 actual payment of purchase price plus a 10% original issue discount. In conjunction with the issuance of the Rifici Note, the Company issued a one-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.30 per share (See Note 9). The warrant expired September 26, 2017 and was not exercised.

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

NOTE 12 - SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q/A.

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

Alamo CBD Asset Acquisition and Changes in Business Operations

On January 3, 2017, the Company signed a binding letter of intent with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, the Company formed Alamo Acquisition, LLC, a Texas limited liability company, in which the Company owns 100% of Alamo Acquisition, LLC member interests.

On August 4, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization, by and among the Company, Alamo Acquisition LLC, and Alamo CBD (the “Merger”). On August 8, 2017, Chad Sykes, Founder and Chief Cultivation Officer, returned 2,500,000 shares of common stock to the Company in anticipation of the Merger. The return of common stock by Chad Sykes was a non-cash transaction. On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Merger. The Company recorded fair value of $1,440,961 ($0.19 per share) based upon the most recent trading price per share. The Company subsumed into goodwill all intangible assets acquired in the transaction. The aggregate value of goodwill at September 30, 2017 was $0, after an impairment charge to operating expenses of $1,440,961.

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

For the three months ended September 30, 2017, we incurred $1,619,452 of operating expenses compared to $314,410 of operating expenses for the three months ended September 30, 2016. This represents a 415% increase quarter over quarter. The increase in our operating expenses was primarily due to the one-time impairment charge of $1,440,961 from the acquisition of intangible assets. Removing impairment charges our operating expenses decreased 43% as compared to the same period in 2016, primarily from a decrease in payroll costs and reduced operational activities. For the nine months ended September 30, 2017 and 2016, we incurred $2,766,739 and $1,059,474, respectively, in operating expenses. The increase in our operating expenses were due primarily due to the one-time impairment charge of $1,440,961 and due to increased operating costs and costs associated with our agreements to support Alamo CBD’s cannabis production license under the Texas Compassionate Use Program and professional fees associated with the Merger.

Our expenses related to research and development for the three months ended September 30, 2017 and 2016 were $0 and $6,376, respectively, representing a 100% decline from last year’s quarter to this year’s quarter. Our expenses related to research and development for the nine months ended September 30, 2017 and 2016 were $1,625 and $15,047, respectively. The decrease in research and development expenses was due to decreased costs associated with our collaborative R&D partnerships, in which we share some costs associated with R&D with our partners.

As of September 30, 2017, we had total liabilities of $377,990, while at December 31, 2016, we had total liabilities of $450,908, representing a 16% decrease. The decrease was the result of recapitalization and repayment of debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, consisting solely of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

● We currently have an insufficient complement of personnel with the necessary accounting expertise and an inadequate supervisory review structure with respect to the requirements and application of US GAAP and SEC disclosure requirements.

● We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

● We currently lack a formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

● Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Document Description

31.1*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2*	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1**	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2**	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

XBRL Instance Document*

XBRL Taxonomy Extension Schema Document*

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension Definition Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)
Dated: November 15, 2018	/s/ Daniel Weadock
Daniel Weadock
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 15, 2018	/s/ Chad Sykes
Chad Sykes
Principal Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

