Form 10-Q
period 2018-09-30
Indoor Harvest Corp
filed 2018-11-19
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 East Freeway Suite A, Houston, Texas	77020
(Address of principal executive offices)	(Zip Code)

(713) 410-7903
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

[X] YES         [  ] NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

[  ] YES       [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,548,008 common shares issued and outstanding as of November 15, 2018.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$113,933	$35,453
Prepaid expenses	16,500	4,452
Unused commitment fee	50,000	50,000
Total Current Assets	180,433	89,905

Furniture and equipment, net	16,838	24,623
Security deposit	12,600	12,600
Intangible asset, net	4,603	5,892
TOTAL ASSETS	$214,474	$133,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$188,497	$89,033
Accrued payroll	3,722	6,653
Deferred rent	3,195	6,239
Convertible notes payable, net of debt discount of $26,334 and $69,541, respectively	831,076	455,459
Derivative liability	1,240,041	554,917
Note payable - current portion	8,118	7,520
Total Current Liabilities	2,274,649	1,119,821

Long Term Liabilities:
Note payable	6,659	12,823
Total Liabilities	2,281,308	1,132,644

Stockholders’ Deficit
Preferred stock: 5,000,000 authorized; $0.01 par value 750,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	7,500	7,500
Common stock: 125,000,000 authorized; $0.001 par value 31,041,459 and 25,503,678 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	31,041	25,502
Additional paid in capital	8,874,804	7,376,196
Accumulated deficit	(10,980,179)	(8,408,822)
Total Stockholders’ Deficit	(2,066,834)	(999,624)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214,474	$133,020

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$-	$4,245	$-	$4,245
Cost of sales	-	1,165	-	15,594
Gross (Profit) Loss	-	3,080	-	(11,349)

Operating Expenses
Depreciation and amortization	3,019	12,792	9,074	39,046
Research and development	-	-	-	1,625
Impairment loss	-	1,440,961	-	1,440,961
Professional fees	81,717	8,107	194,756	374,707
General and administrative	161,830	157,592	626,861	910,400
Total Operating Expenses	246,566	1,619,452	830,691	2,766,739

Loss from operations	(246,566)	(1,616,372)	(830,691)	(2,778,088)

Other Income (Expense)
Other income	-	7,177	-	7,192
Loss on investment in joint venture	-	-	-	(250,000)
Interest expense	(39,128)	(6,141)	(87,313)	(125,373)
Amortization of debt discount	(16,047)	(45,186)	(125,957)	(294,888)
Change in fair value of embedded derivative liability	(1,089,075)	-	(1,527,396)	-
Total other expense	(1,144,250)	(44,150)	(1,740,666)	(663,069)

Loss before income taxes	(1,390,816)	(1,660,522)	(2,571,357)	(3,441,157)

Provision for income taxes	-	-	-	-

Net Loss	$(1,390,816)	$(1,660,522)	$(2,571,357)	$(3,441,157)

Basic and dilutive loss per common share	$(0.05)	$(0.08)	$(0.10)	$(0.18)

Weighted average number of common shares outstanding	27,954,160	19,929,506	25,878,110	18,644,318

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - third party	-	-	1,107,833	1,108	92,332	-	93,440
Common stock issued for services - related party	-	-	903,546	904	164,191	-	165,095
Convertible debt converted into common stock	-	-	6,806,872	6,807	380,783	-	387,590
Derivative liability	-	-	-	-	842,272	-	842,272
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Net loss	-	-	-	-	-	(2,571,357)	(2,571,357)

Balance - September 30, 2018	750,000	$7,500	31,041,459	$31,041	$8,874,804	$(10,980,179)	$(2,066,834)

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(2,571,357)	$(3,441,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,074	39,046
Impairment loss	-	1,440,961
Amortization of debt discount	125,957	294,888
Change in fair value of embedded derivative liability	1,527,396	-
Stock issued for services - third party	93,440	407,000
Stock issued for services - related party	165,095	159,930
Changes in operating assets and liabilities:
Accounts receivable	-	34,853
Other receivable	-	7,323
Prepaid expenses	(12,048)	-
Accounts payable and accrued expenses	99,464	41,571
Billing in excess of costs and estimated earnings	-	(20,155)
Deferred rent	(3,044)	(1,705)
Accrued comp - officers	(2,931)	(3,420)
Net Cash used in Operating Activities	(568,954)	(1,040,865)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(550)
Net Cash used in Investing Activities	-	(550)

Cash Flows from Financing Activities:
Repayments of note payable	(5,566)	(230,526)
Proceeds from convertible notes, less OID costs paid	653,000	250,000
Repayments of convertible note	-	(175,000)
Proceeds from Issuance of preferred stock for cash and warrants	-	300,001
Proceeds from issuance of common stock	-	824,000
Net Cash provided by Financing Activities	647,434	968,475

Net increase (decrease) in cash and cash equivalents	78,480	(72,940)
Cash and cash equivalents, beginning of period	35,453	78,219
Cash and cash equivalents, end of period	$113,933	$5,279

Supplemental Cash Flow Information
Cash paid for interest	$1,380	$1,917
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Beneficial conversion feature	$15,750	$95,333
Settlement of convertible note into common shares	$387,590	$100,000
Conversion of preferred shares into common shares	$-	$2,500
Derivative liability reclassified to paid-in capital	$842,272	$-
Voluntary return of stock by related party	$3,280	$-
Shares issued due to Alamo CBD asset acquisition	$-	$890,961

The accompanying notes are an integral part of these unaudited financial statements.

INDOOR HARVEST CORP

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Indoor Harvest Corp (the “Company,”) is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300 East Freeway Suite A, Houston, Texas 77020. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, we consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Acquisition, the member interests of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist. Pursuant to ASC 805 “Business Combinations,” the Company determined the Alamo Acquisition was an asset purchase.

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

Reclassification

Certain expense items have been reclassified in the statement of operations for the nine months ended September 30, 2017, to conform to the reporting format adopted for the nine months ended September 30, 2018.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense for the nine months ended September 30, 2018 and 2017 are $0 and $1,625, respectively.

Advertising Expense

Advertising and promotional costs are expensed as incurred. Advertising expense for the nine months ended September 30, 2018 and 2017 are $837 and $16,185, respectively.

Recent Accounting Pronouncements

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $2,571,357, net cash used in operations of $568,954 and has an accumulated deficit of $10,980,179, for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2018and December 31, 2017:

Classification	September 30, 2018	December 31, 2017
Furniture and equipment	$11,666	$11,666
Leasehold improvements	38,717	38,717
Computer equipment	3,019	3,019
Total	53,402	53,402
Less: Accumulated depreciation	(36,564)	(28,779)
Property and equipment, net	$16,838	$24,623

Depreciation expense for the nine months ended September 30, 2018 and 2017, totaled $7,785 and $37,765, respectively.

NOTE 4 – INTANGIBLE ASSETS

There were no impairment charges taken for the domain name during the nine months ended September 30, 2018 and 2017.

Intangible assets consist of the following as of September 30, 2018and December 31, 2017:

Classification	September 30, 2018	December 31, 2017
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(5,979)	(4,690)
Intangible assets, net	$4,603	$5,892

Amortization expense for the nine months ended September 30, 2018 and 2017, totaled $1,289 and $1,281, respectively.

NOTE 5 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities. On January 22, 2018, the Company entered into a 6-month sublease agreement for a portion of the 10,000 sq. ft. office/warehouse facility. The term of the sublease is February 1, 2018 through July 31, 2018 at $2,000 per month. The Company records the sublease income as a reduction of rent expense in the Statements of Operations within general and administrative expenses.

Deferred rent payable at September 30, 2018 was $3,195. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense, net of sublease payments received, for the nine months ended September 30, 2018 and 2017 were $34,831 and $39,763, respectively.

NOTE 6 - FAIR VALUE MEASUREMENTS

Carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. Debt classified as Level 2 in the fair value hierarchy represent convertible notes payable of $831,076 and $455,459 at September 30, 2018 and December 31, 2017, respectively. Financial instruments classified as Level 3 in the fair value hierarchy represents derivative liability of $1,240,041 and $554,917 September 30, 2018 and December 31, 2017, respectively.

NOTE 7 - NOTE PAYABLE

On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries interest at a rate of 10.25%.

	September 30, 2018	December 31, 2017
Balance as of period ended	$14,777	$20,343
Less: current portion	8,118	7,520
Long-term note payable, net	$6,659	$12,823

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Note 1	$87,410	$475,000
Note 2	50,000	50,000
Note 3	550,000	-
Note 4	170,000
Total convertible notes payable	857,410	525,000

Less: Unamortized debt discount	(26,334)	(69,541)
Total convertible notes	831,076	455,459

Less: current portion of convertible notes	831,076	455,459
Long-term convertible notes	$-	$-

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of September 30, 2018, the balance under Note 1 is $131,410, which includes $44,000 guaranteed interest. As of September 30, 2018, Note 1 can be converted into 4,264,243 shares of the Company’s common stock.

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

Note 2

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of September 30, 2018, the balance under Note 2 is $55,000, which includes $5,000 guaranteed interest. As of September 30, 2018, Note 2 can be converted into 1,677,009 shares of the Company’s common stock.

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

On February 13, 2018, April 17, 2018, June 13, 2018, and July 27, 2018, the Company executed Amendments #1, #2, #3, and #4 to the Tangiers Note 3 for draws of $132,000, $132,000, $101,750 and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of September 30, 2018, the balance under Note 3 is $594,000, which includes $44,000 guaranteed interest.

Note 4

On September 14, 2018, the Company issued and sold an 8% Fixed Convertible Promissory Note (“Note 4”) to Tangiers (the “Buyer”), in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 4 is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. However, if Note 4 is not paid back on or before the maturity date, defined in Note 4 as a “Maturity Default”, the conversion price of Note 4 shall then be adjusted to be equal to the lower of: (i) $0.08 or (ii) 65% of the lowest trading price of the Company’s common stock during the 15 consecutive trading days prior to the date on which Buyer elects to convert all or part of the Note 4.

As of September 30, 2018 and December 31, 2017, the Company accrued $134,945 and $49,000, respectively, in interest expense related to the outstanding the notes.

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

During the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Company amortized $125,957 and $466,862 to interest expense, respectively.

	September 30, 2018	December 31, 2017
Debt discount, beginning of period	$69,541	$152,617
Additional debt discount and debt issue cost	82,750	383,786
Amortization of debt discount and debt issue cost	(125,957)	(466,862)
Debt discount, end of period	$26,334	$69,541

Debt Issuance Costs for Convertible Note

During the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Company did not pay any debt issue costs.

NOTE 9 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities for the nine months ended September 30, 2018:

Balance - December 31, 2017	$554,917
Addition of new derivatives recognized as loss on derivatives	1,019,033
Settled on issuance of common stock	(842,272)
Gain on change in fair value of the derivative	508,363
Balance - September 30, 2018	1,240,041
Less: current portion	(1,240,041)
Long-term derivative liabilities	$-

The following schedule shows the change in fair value of the derivative liabilities for the year ended December 31, 2017:

Derivative liabilities - December 31, 2016	$-
Add fair value at the commitment date for convertible notes issued during the current year	213,453
Less derivatives due to conversion	(18,800)
Fair value mark to market adjustment for derivatives	360,264
Derivative liabilities - December 31, 2017	554,917
Less : current portion	(554,917)
Long-term derivative liabilities	$-

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

NOTE 11 - STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

As at September 30, 2018 and December 31, 2017, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

On July 2, 2018, the Company issued 244,755 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.072.

On July 12, 2018, the Company issued 269,231 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.065.

On August 1, 2018, the Company issued 50,000 shares of its common stock to Electrum Partners pursuant to an advisory agreement. The Company recorded fair value of $4,500 ($0.09 per share) based upon the most recent trading price per share of the Company’s stock.

On August 2, 2018, the Company issued 1,307,846 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $42,590 of Note 1 at a conversion price of $.031.

On August 13, 2018, the Company issued 460,617 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $15,000 of Note 1 at a conversion price of $.034.

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

On August 22, 2018, the Company issued 583,333 shares of its common stock to Ideal Business Partners pursuant to an advisory agreement. The Company recorded fair value of $35,000 ($0.06 per share) based upon the most recent trading price per share of the Company’s stock.

On September 1, 2018, the Company issued 50,000 shares of its common stock to Electrum Partners pursuant to an advisory agreement. The Company recorded fair value of $3,000 ($0.06 per share) based upon the most recent trading price per share of the Company’s stock.

On September 20, 2018, the Company issued 30,000 shares of its common stock to members of the Company’s Advisory Board. The Company recorded a fair value of $1,800 ($0.06 per share) based upon the most recent trading price of the Company’s stock.

On September 24, 2018, the Company issued 569,801 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $20,000 of Note 1 at a conversion price of $.035.

On September 28, 2018, the Company issued 1,424,501 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $50,000 of Note 1 at a conversion price of $.035.

Common Stock Warrants

For the nine months ended September 30, 2018 and the year ended December 31, 2017, no warrants were outstanding.

NOTE 12 - SUBSEQUENT EVENTS

On October 8, 2018, the Company issued 2,621,083 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $35,383 of Note 1 at a conversion price of $.0351.

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

On August 4, 2017, we consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Acquisition, the member interests (“Alamo Survivor Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist. For accounting purposes, the Alamo Acquisition is treated as an asset acquisition rather than a business combination.

Upon Alamo CBD being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, Indoor Harvest will issue to the individual Alamo Survivor Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance.

Additionally, upon Alamo CBD successfully being registered and licensed by the DEA to produce and dispense cannabis under federal law, Indoor Harvest will issue to the individual Alamo Survivor Members, an additional Two Million Five Hundred Thousand Dollars ($2,500,000) cash payment, or newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance, at the option of the individual Alamo Survivor Member. A combination of cash and common stock may be elected by Alamo Survivor Member individually.

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

We, through Alamo CBD, have applied to produce and dispense low-tetrahydrocannabinol (“THC”) cannabis under the Texas Compassionate Use Program (“TCUP”). THC is a psychotropic cannabinoid and is the principal psychoactive constituent of cannabis.

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

On October 11, 2017, we entered into a binding letter of intent (“LOI”) with Zoned Properties outlining three pending independent agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. If the three independent agreements were not agreed to prior to January 9, 2018, the LOI would have automatically terminated. The parties extended the term of the LOI in January 2018. The extension expired in April 2018 resulting in the LOI being terminated and the parties having no further obligation to each other. We made total non-refundable payments of $50,000 to Zoned Properties.

The Company is currently exploring production and technology partnerships in Colorado and Massachusetts, in addition to its pending application to produce cannabis in Texas under the TCUP. There can be no assurance that any of these plans can occur as planned or at all.

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

In late 2016, the Department of Public Safety (“DPS”), modified its approach to restrict the number of licenses to three. This necessitated the development of a competitive review process, where three applicants were conditionally approved based on the review of the submitted application materials. Upon successful onsite inspection of their facilities, qualified applicants will be issued licenses. Because of this competitive review process, Alamo CBD placed 16th out of 43 applicants and its application is currently considered pending by the DPS. Our Company and other pending applicants have questioned the last minute modification in approach by the DPS and the lack of transparency in the reviewing process.

On September 29, 2017, the DPS published a Self-Evaluation Report (the “DPS Report”) which was submitted to the Sunset Advisory Commission (the “Sunset Commission”). The Sunset Commission is an agency of the Texas Legislature that evaluates state agencies and makes recommendations to the legislature on the need for, performance of, and improvements to agencies under review. The Sunset Commission On page 543 of the DPS Report, question (D), the report states that the DPS originally interpreted the Texas Compassionate Use Act, as requiring a market-based system by which the number and location of licensees are determined by market factors rather than by regulation – as not mandating or limiting the number of licensed distributors. It was originally understood that the applicants would be required to satisfy certain basic requirements prior to licensure, and the ability to maintain compliance with DPS guidelines will be evaluated through on-going audits and inspections.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2018 and 2017.

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three Months Ended
	September 30,
	2018	2017	Change	%
Revenue	$-	$4,245	$(4,245)	(100%)
Cost of Sales	-	1,165	(1,165)	(100%)
Gross Profit (loss)	-	3,080	(3,080)	(100%)
Operating expenses
Depreciation and amortization expense	3,019	12,792	(9,773)	(76%)
Research and development	-	-	-	-
Impairment loss	-	1,440,961	(1,440,961)	(100%)
Professional fees	81,717	8,107	73,610	908%
General and administrative expenses	161,830	157,592	4,238	3%
Total operating expenses	246,566	1,619,452	(1,372,886)	(85%)
Loss from operations	(246,566)	(1,616,372)	1,369,806	(85%)
Other expense
Other income (expense)	-	7,177	(7,177)	(100%)
Interest expense	(39,128)	(6,141)	(32,987)	537%
Amortization of debt discount	(16,047)	(45,186)	29,139	(64%)
Change in fair value of embedded derivative liability	(1,089,075)	-	(1,089,075)	-
Total other income (expense)	(1,144,250)	(44,150)	(1,100,100)	2492%
Net loss	$(1,390,816)	$(1,660,522)	$269,706	(16%)

We earned no revenues for the three months ended September 30, 2018 and $4,245 for the three months ended September 30, 2017.

Total operating expenses for the three months ended September 30, 2018 and September 30, 2017 were $246,566 and $1,619,452. The decrease is primarily related to a one-time impairment charge in 2017 of $1,440,961. During the three months ended September 30, 2018 operating expenses, excluding impairment charge, increased approximately $68,000 due primarily from an increase in professional fees of $73,610 and a reduction in depreciation expense of $9,773, as compared to 2017. Our general and administrative expenses were relatively unchanged increasing by approximately $4,200 in 2018 from the same period in 2017.

Total other expense for the three months ended September 30, 2018 was $1,144,250 and total other expense for the three months ended September 30, 2017 was $44,150, for an increase in loss of $1,100,100. The increase in 2018 is primarily related to embedded derivative liability related to the Tangiers convertible notes payable discussed in Notes 8 and 9 to our unaudited financial statements.

As a result of the factors discussed above, net loss for the three months ended September 30, 2018 and September 30, 2017 was $1,390,816 and $1,660,522, respectively, for an decrease in net loss of $269,706 or 16%.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017.

	Nine Months Ended
	September 30,
	2018	2017	Change	%
Revenue	$-	4,245	$(4,245)	(100)%
Cost of Sales	-	15,594	(15,594)	(100)%
Gross Profit (loss)	-	(11,349)	11,349	(100)%
Operating expenses
Depreciation and amortization expense	9,074	39,046	(29,972)	(77)%
Research and development	-	1,625	(1,625)	(100)%
Impairment loss	-	1,440,961	(1,440,961)	(100)%
Professional fees	194,756	374,707	(179,951)	(48)%
General and administrative expenses	626,861	910,400	(283,539)	(31)%
Total operating expenses	830,691	2,766,739	(1,936,048)	(70)%
Loss from operations	(830,691)	(2,778,088)	1,947,397	(70)%
Other expense
Other income (expense)	-	7,192	(7,192)	(100)%
Loss on investment in joint venture	-	(250,000)	250,000	(100)%
Interest expense	(87,313)	(125,373)	38,060	(30)%
Amortization of debt discount	(125,957)	(294,888)	168,931	(57)%
Change in fair value of embedded derivative liability	(1,527,396)	-	(1,527,396)	-
Total other income (expense)	(1,740,666)	(663,069)	(1,077,597)	163)%
Net loss	$(2,571,357)	$(3,441,157)	$869,800	(25)%

We earned no revenues for the nine months ended September 30, 2018 and $4,245 for the nine months ended September 30, 2017.

Total operating expenses for the nine months ended September 30, 2018 and September 30, 2017 were $830,601 and $2,766,739. The decrease is primarily related to a one-time impairment charge in 2017 of $1,440,961. During the nine months ended September 30, 2018 operating expenses, excluding impairment charge, decreased approximately $495,000 due primarily to a decrease in professional fees of $179,951 and general and administrative expenses of $283,529, as compared to 2017.

Total other expense for the nine months ended September 30, 2018 was $1,740,666 and total other expense for the nine months ended September 30, 2017 was $663,069, for an increase of $1,077,597 or 163%. The increase in 2018, is primarily related to embedded derivative liability related to the Tangiers convertible notes payable discussed in Notes 8 and 9 to our unaudited financial statements.

As a result of the factors discussed above, net loss for the nine months ended September 30, 2018 and September 30, 2017 was $2,571,357 and $3,441,157 respectively, for a decrease in net loss of $869,800 or 25%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2018 and December 31, 2017, respectively.

Working Capital

	September 30,	December 31,
	2018	2017	Change
Current assets	$180,433	$89,905	$90,528
Current liabilities	$2,274,649	$1,119,821	$1,154,828
Working capital deficiency	$(2,094,216)	$(1,029,916)	$(1,064,300)

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017	Change
Cash used in operating activities	$(568,954)	$(1,040,865)	$471,911
Cash used in investing activities	$-	$(550)	$550
Cash provided by financing activities	$647,434	$968,475	$(321,041)
Net Change in Cash During Period	$78,480	$(72,940)	$151,420

As at September 30, 2018 our Company’s cash balance was $113,933 and total assets were $214,474. As at December 31, 2017, our Company’s cash balance was $35,453 and total assets were $133,020.

As at September 30, 2018, our Company had total liabilities of $2,281,308, compared with total liabilities of $1,132,644 as at December 31, 2017.

As at September 30, 2018, our Company had a working capital deficiency of $2,094,216 compared with aworking capital deficiency of $1,029,916 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to an increase in convertible notes payable, accounts payable and derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 and September 30, 2017 were $568,954 and $1,40,864, respectively, for a decrease of $471,911. The improvement in net cash used in operating activities is primarily related to a decrease in operating expenses, from reductions in professional fees and general and administrative expenses.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and September 30, 2017 were $0 and $550, respectively.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and September 30, 2017 were $647,434 and $968,474, respectively, for a decrease of $321,041. For 2018, the Company received $653,000 from convertible notes and repaid $5,566 in a note payable. For 2017, the Company received $250,000 from convertible notes, $300,001 form the issuance of preferred stock, $824,000 from the issuance of common stock and repaid a note payable $230,526 and a convertible note for $175,000.

Existing Cash and Operational Cash Flow

During the next twelve months, we anticipate that we will incur a minimum of approximately $560,000 of general and administrative expenses. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Meeting Cash Requirements

Based upon the assumption of our monthly current operational burn rate remaining unchanged during the fiscal year, our Company will need to raise additional funds to implement its business plans. There is no assurance we will obtain the anticipated funds from our sources of funding. If we do not obtain additional funding, and we do not take other measures such as cutting back operational activities, we may not have sufficient funds to continue operations for the next 12 months or to grow our business. During the first half of 2018, our Company laid off two employees.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2018, we issued 244,755 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.072 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On July 12, 2018, we issued 269,231 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $.065 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On August 1, 2018, we issued 50,000 shares of our common stock to Electrum Partners pursuant to an advisory agreement. We recorded fair value of $4,500 ($0.09 per share) based upon the most recent trading price per share of our Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On August 2, 2018, we issued 1,307,846 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $42,590 of Note 1 at a conversion price of $.031 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On August 13, 2018, we issued 460,617 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $15,000 of Note 1 at a conversion price of $.034 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On July 2, 2018, we issued 244,755 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $0.07 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On July 12, 2018, we issued 269,231 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $17,500 of Note 1 at a conversion price of $0.07 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On August 1, 2018, we issued 50,000 shares of our common stock to Electrum Partners pursuant to an advisory agreement. We recorded fair value of $4,500 ($0.09 per share) based upon the most recent trading price per share of our Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On August 2, 2018, we issued 1,307,846 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $42,590 of Note 1 at a conversion price of $.033 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On August 13, 2018, we issued 460,617 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $15,000 of Note 1 at a conversion price of $.033 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On August 22, 2018, we issued 583,333 shares of our common stock to Ideal Business Partners pursuant to an advisory agreement. We recorded fair value of $35,000 ($0.06 per share) based upon the most recent trading price per share of our Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On September 1, 2018, we issued 50,000 shares of our common stock to Electrum Partners pursuant to an advisory agreement. We recorded fair value of $3,000 ($0.06 per share) based upon the most recent trading price per share of our Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On September 20, 2018, we issued 30,000 shares of our common stock to members of our Company’s Advisory Board. We recorded a fair value of $1,800 ($0.06 per share) based upon the most recent trading price of our Company’s stock. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On September 24, 2018, we issued 569,801 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $20,000 of Note 1 at a conversion price of $.035 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On September 28, 2018, we issued 1,424,501 shares of our common stock to Tangiers pursuant to Tangier’s conversion of $50,000 of Note 1 at a conversion price of $.035 per share. The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

The following exhibits are included as part of this report:

INCORPORATED BY REFERENCE
Exhibit	Description	Form	Exhibit	Filing Date

(10)	Material Contracts
10.1	Engagement Letter with Ideal Business Partners executed August 22, 2018.	10.1	8-K	August 24, 2018

10.2	Form of $550,000 Promissory Note issued September 14, 2018.	10.1	8-K	September 20, 2018

(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(32)	Section 1350 Certifications
*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(101)	Interactive Data Files
*	XBRL Instance Document
*	XBRL Taxonomy Extension Schema Document
*	XBRL Taxonomy Extension Calculation Linkbase Document
*	XBRL Taxonomy Extension Definition Linkbase Document
*	XBRL Taxonomy Extension Label Linkbase Document
*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management Contract or Compensation Plan

* Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)

Dated: November 19, 2018	/s/ Daniel Weadock
Daniel Weadock
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 19, 2018	/s/ Chad Sykes
Chad Sykes
Principal Financial Officer and Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

