Form 10-K/A
period 2017-12-31
Indoor Harvest Corp
filed 2019-02-15
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to ____

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	3590	45-5577364
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Securities registered pursuant to
Section 12(g) of the Act: Common Stock,
par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes[  ] No [X]

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

Explanatory Note

Indoor Harvest Corp (“we”, “our”, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to restate portions of the following items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we originally filed with the Securities and Exchange Commission on April 17, 2017 (the “Original Form 10-K”):

(i)	Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(ii)	Item 8 of Part II “Financial Statements”

(iii)	Item 15 of Part IV “Exhibits”

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL).

On October 17, 2018, the Board of Directors (the “Board”) of the Company was notified by the Company’s independent registered public accounting firm, Thayer O’Neal Company, LLC (“Thayer”), that the audited consolidated financial statements included in the Original Form 10-K should not be relied upon. Thayer informed the Board that, in July 2018, information came to its attention that led it to investigate whether the Company’s acquisition of Alamo CBD LLC (“Alamo CBD”) was wrongly accounted for as a business combination. Thayer concluded this investigation on October 17, 2018 and notified the Board that the Company, pursuant to generally accepted accounting principles, should have accounted for the Alamo CBD transaction as an asset acquisition.

The Company noticed errors in accounting for the issuance of 7,584,008 shares of common stock for Alamo CBD and the cancellation of 2,500,000 shares of common stock by an officer of the Company.

In the Original Form 10-K, the Company’s management had decided to impair the goodwill created by the Alamo CBD acquisition, as there were doubts regarding when a license may be issued (the license is pending and may or may not ever be issued) and whether upon receipt of the license if it will lead to significant positive cash flows. The Company recorded an impairment of goodwill in the Statement of Operations in the audited consolidated financial statements included in the Original Form 10-K.

As discussed above, management is now accounting for the acquisition of Alamo CBD as an acquisition of assets (and not a business combination) and determined it should be impaired upon acquisition. Additionally, management determined that the cancellation of shares by the Company’s officer should be valued at $0 and not applied to the acquisition of assets from Alamo CBD. Therefore, there is now a $1,440,961 impairment loss of intangible assets rather than a $1,440,961 loss on impairment of goodwill.

This report on Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Except as discussed above and as further described in Notes 1, 2, 6, and 9 to the audited consolidated financial statement, the Company has not modified, or updated disclosures presented in this Amendment. Accordingly, the Amendment does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

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

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table presents our operating results for the year ended December 31, 2017 compared to December 31, 2016:

	2017	2016	$ Change	% Change
Revenue	$—	$163,996	$(163,996)	(100)%
Cost of Sales	—	111,581	(111,581)	(100)%
Gross profit (loss)	—	52,415	(52,415)	(100)%
Operating expenses
Depreciation and amortization expense	51,507	51,484	23	0%
Research and development	1,625	16,184	(14,559)	(90)%
Professional fees	418,092	108,093	309,999	287%
Impairment loss	1,440,961	—	1,440,961	100%
Loss on investment in joint venture	250,000	—	250,000	100%
General and administrative expenses	1,061,493	1,129,711	(68,218)	(6)%
Total operating expenses	3,223,678	1,305,472	1,918,206	147%
Loss from operations	(3,223,678)	(1,253,057)	1,970,621	157%
Other expense
Other income (expense)	7,196	52,323	(45,127)	(86)%
Interest expense	(163,047)	(16,427)	146,620	893%
Derivatives interest expense	—	(66,980)	(66,980)	(100)%
Amortization of debt discount	(515,814)	(438,032)	77,782	18%
Amortization of debt issuance costs	—	(20,000)	(20,000)	(100)%
Amortization of original issue discount	—	(22,500)	(22,500)	(100)%
Loss on debt settlement	—	(131,944)	(131,944)	(100)%
Loss on sale of equipment	(73,750)	(36,627)	37,123	101%
Change in fair value of embedded derivative liability	(442,957)	(141,756)	301,201	212%
Total other expense	(1,188,372)	(821,943)	366,429	45%
Net loss	$(4,412,050)	$(2,075,000)	$2,337,050	113%

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

Operating Expenses (Revised)

Total operating expenses for the year ended December 31, 2017 and December 31, 2016 were $3,223,678 and $1,305,472, respectively, for an aggregate increase of $1,918,206 or 147%. The aggregate increase is primarily related to the impairment loss of intangible assets of $1,440,961, or 100%, the loss on the investment in joint venture of $250,000, or 100% and an increase in professional fees of $309,999 or 287% associated with the TCUP application as well as the Alamo CBD merger.

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

Operating Activities (Revised)

Net cash used in operating activities for the year ended December 31, 2017 and December 31, 2016 were $1,019,729 and $662,170, respectively, for an increase of $357,559 or 54%. The increase is primarily related to the increase in our net loss of $4,412,050, offset by the non-cash impairment loss of intangible assets of $1,440,961.

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

Houston, Texas

April 17, 2018 except for Note 2 and Note 9, for which the date is January 31, 2019

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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Revenue	$—	$163,996

Cost of sales	—	111,581

Gross profit	—	52,415

Operating expenses
Depreciation and amortization expense	$51,507	$51,484
Research and development	1,625	16,184
Loss on investment in joint venture	250,000	—
Impairment loss	1,440,961	—
Professional fees	418,092	108,093
General and administrative expenses	1,061,493	1,129,711
Total operating expenses	3,223,678	1,305,472

Loss from operations	(3,223,678)	(1,253,057)

Other income (expense)
Other income (expense)	7,196	52,323

Interest expense	(163,047)	(16,427)
Derivatives interest expense	—	(66,980)
Amortization of debt discount	(515,814)	(438,032)
Amortization of debt issuance costs	—	(20,000)
Amortization of original issuance discount	—	(22,500)
Loss on debt settlement	—	(131,944)
Loss on sale of equipment	(73,750)	(36,627)

Change in fair value of embedded derivative liability	(442,957)	(141,756)
Total other income (expense)	(1,183,372)	(821,943)

Net loss	$(4,412,050)	$(2,075,000)

Net loss from continuing operations per common share:
Net loss from continuing operations per share, basic and diluted	$(0.22)	$(0.16)

Weighted average number of common shares outstanding:
Basic and diluted	20,234,995	12,742,137

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Convertible Preferred Stock, $0.01 Par Value		Common Stock, $0.001 Par Value		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2015	—	—	11,204,571	$11,204	$2,233,663	$(1,921,772)	$323,095

Issuance of common stock
For cash	—	—	100,000	100	49,900	—	50,000
For services	—	—	1,327,380	1,327	464,097	—	465,424
Convertible debt converted into common stock	—	—	2,581,561	2,582	200,737	—	203,319
Beneficial conversion feature	—	—	—	—	316,269	—	316,269
Debt discount on warrants	—	—	—	—	30,243	—	30,243
Derivative liability	—	—	—	—	412,119	—	412,119

Issuance of preferred stock for cash	250,000	2,500	—	—	122,500	—	125,000

Net loss for the year ended December 31, 2016	—	—	—	—	—	(2,075,000)	(2,075,000)

Balances, December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	—	—	2,060,000	2,060	821,940	—	824,000
For services	—	—	1,549,840	1,550	565,380	—	566,930
Convertible debt converted into common stock	—	—	1,179,651	1,178	173,823	—	175,001
Beneficial conversion feature	—	—	—	—	120,333	—	120,333
Derivative liability	—	—	—	—	101,493	—	101,493
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	—	33,238
For Alamo CBD asset acquisition	—	—	7,584,008	7,584	1,433,377	—	1,440,961

Issuance of preferred stock for cash	750,000	7,500	—	—	292,501	—	300,001

Voluntary return of stock by related party	—	—	(2,500,000)	(2,500)	2,500	—	—

Net loss for the year ended December 31, 2017	—	—	—	—	—	(4,412,050)	(4,412,050)

Balances, December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$(4,412,050)	$(2,075,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	51,507	51,484
Loss on sale of equipment	73,750	36,626
Loss on debt settlements	—	131,944
Amortization of original issue discount	—	22,500
Amortization of debt discount	515,814	438,032
Amortization of debt offering costs	—	20,000
Impairment loss	1,440,961	—
Loss on investment in joint venture	250,000	—
Derivative interest expense	—	66,980
Change in fair value of embedded derivative liability	442,957	141,756
Stock issued for services - related party	159,930	—
Stock issued for services	407,000	465,424
Change in operating assets and liabilities:
Accounts receivable	34,853	17,024
Other receivable	7,323	—
Inventory	2,360	4,641
Prepaid expense	(4,452)	1,697
Accounts payable and accrued expenses	33,236	15,763
Deferred rent	(2,274)	(1,265)
Accrued compensation - officers	(489)	—
Costs and estimated earnings in excess of billings	(20,155)	224
Net cash used in operating activities	(1,019,729)	(662,170)

Cash flows from investing activities:
Proceeds from the sale of equipment	10,800	10,000
Investment in joint venture	(250,000)	—
Purchase of equipment and software	(550)	(12,294)
Net cash used in investing activities	(239,750)	(2,294)

Cash flows from financing activities:
Repayments of note payable	(6,787)	—
Proceeds from convertible notes payable, less offering costs and OID costs paid	500,000	675,000
Repayment of convertible note	(175,000)	(208,223)
Settlement of demand note payable, less OID costs paid	(225,500)	—
Issuance of preferred stock for cash	300,000	125,000
Issuance of common stock for cash	824,000	50,000
Net cash provided by financing activities	1,216,713	641,777

Decrease cash and cash equivalents	(42,766)	(22,687)
Cash and cash equivalents at beginning of period	78,219	100,906
Cash and cash equivalents at end of period	$35,453	$78,219

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,469	$3,481
Income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$120,333	$333,900
Shares issued for debt issuance costs	$—	$143,500
Shares issued on conversion of convertible debt	$—	$203,351
Unused commitment fee	$50,000	$—
Settlement of convertible note into common shares	$100,000	$—
Partial conversion of convertible note into common shares	$75,000	—
Conversion of preferred shares into common shares	$2,500	$—
Stock issued for the Alamo CBD acquisition	$1,440,961	$—
Voluntary return of stock by related party	$2,500	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Nature of Operations and Organization

Indoor Harvest Corp. (the “Company,”) is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 5300 East Freeway Suite A, Houston, Texas 77020. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, we consummated a reverse triangular merger pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Merger, the member interests (“Alamo Survivor Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist.

On October 17, 2018, the Board of Directors (the “Board”) of the Company was notified by the Company’s independent registered public accounting firm, Thayer O’Neal Company, LLC (“Thayer”) that, in July 2018, information came to its attention that led it to investigate whether the Company’s acquisition of Alamo CBD was wrongly accounted for as a business combination. Thayer concluded this investigation on October 17, 2018 and notified the Board that the Company, pursuant to generally accepted accounting principles, should have accounted for the Alamo CBD transaction as an asset acquisition.

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

Intangible Assets (Restated)

In accordance with ASC 350 Goodwill and Other Intangible Assets, indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Indefinite-lived intangible assets consist of the Company’s domain name. Finite-lived intangible assets include software and is amortized over a 3 to 5-year period. The Company recognized $1,440,961 and $0 for impairment charges taken during the year ended December 31, 2017 and 2016, respectively.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On October 17, 2018, the Board was notified by Thayer that, in July 2018, information came to its attention that led it to investigate whether the Company’s acquisition of Alamo CBD was wrongly accounted for as a business combination. Thayer concluded this investigation on October 17, 2018 and notified the Board that the Company, pursuant to generally accepted accounting principles, should have accounted for the Alamo CBD transaction as an asset acquisition.

The Company had recorded $1,440,961 for Goodwill from the acquisition of Alamo CBD), from the issuance of 7,584,008 shares of common stock valued at $1,440,961. The Company has determined this amount should be restated as an impairment loss of intangible assets.

The effects of the adjustments on the Company’s previously issued financial statements as at December 31, 2017 and for the year ended December 31, 2017 are summarized as follows:

	Originally	Restatement
Statements of Operations	Reported	Adjustment	As Restated
For the twelve months ended December 31, 2017
Impairment loss from Goodwill	$1,440,961	$(1,440,961)	$-
Impairment loss of intangible assets	$-	$1,440,961	$1,440,961
Total operating expenses	$1,440,961	$-	$1,440,961

NOTE 3 - GOING CONCERN

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

NOTE 6 – ASSET ACQUISITION (RESTATED)

Alamo CBD, LLC

On January 3, 2017, the Company signed a binding LOI with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”).

On August 4, 2017, we consummated a reverse triangular merger pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Merger, the member interests (“Alamo Survivor Members”) of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist.

As discussed above, management is now accounting for the acquisition of Alamo CBD as an acquisition of assets (and not a business combination).

In addition to the foregoing, following the closing of the transaction, and Alamo CBD being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, Indoor Harvest will issue to the individual Alamo Survivor Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance.

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

On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Merger. The Company recorded intangible assets at a fair value of $1,440,961 ($0.19 per share) based upon closing price per share of the Company’s common stock on the date the stock was issued. The intangible assets acquired in the transaction, were Alamo CBD’s pending provisional or full license to produce and dispense cannabis in the State of Texas.

During the quarter ended September 30, 2017, the Company’s management decided to impair the intangible assets created by the Alamo CBD transaction, as there are doubts regarding when a license may be issued, as the license is pending and may or may not ever be issued, and whether upon receipt of the license if it will lead to significant positive cash flows. The Company recorded an impairment loss of intangible assets of $1,440,961 in the Statement of Operations for the year ended December 31, 2017.

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

NOTE 7 - LOAN PAYABLE

On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries an interest rate of 10.25%. During the year ended December 31, 2017 the Company repaid $6,789 of the principal and the remaining balance is $20,343, of which $7,520 is recorded as a current note payable.

Year Ending December 31,	Amount

2018	$7,520
2019	8,328
2020	4,495
$20,343

NOTE 8 - CONCENTRATIONS

At December 31, 2017 and December 31, 2016, the Company had concentrations of accounts receivable of:

Customer	December 31, 2017	December 31, 2016
Tweed, Inc.	0%	100%

For the years ended December 31, 2017 and December 31, 2016, the Company had a concentration of sales of:

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

NOTE 9 - INTANGIBLE ASSETS (RESTATED)

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

The Company recognized $1,440,961 and $0 for impairment charges taken during the nine months ended September 30, 2017 and 2016, respectively, for the acquisition of Alamo CBD assets.

NOTE 10 - WORK IN PROCESS

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

NOTE 11 - FAIR VALUE MEASUREMENTS

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

NOTE 12 - DEBT AND CONVERTIBLE LOAN PAYABLE

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

NOTE 13 - DERIVATIVE LIABILITIES

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

NOTE 14 - RELATED PARTY TRANSACTIONS

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

NOTE 15 - SHAREHOLDERS’ EQUITY

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

NOTE 16 - INCOME TAXES

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

NOTE 17 - SUBSEQUENT EVENTS

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

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2019	INDOOR HARVEST CORP

	By:	/s/ Daniel Weadock
Daniel Weadock
Chief Executive Officer and Director
(principal executive officer)

Dated: February 15, 2019	INDOOR HARVEST CORP

	By:	/s/ Chad Sykes
Chad Sykes
Principal Financial Officer and Principal Accounting Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Rick Gutshall	Director	February 15, 2019
Rick Gutshall

/s/ Daniel Weadock	Director	February 15, 2019
Daniel Weadock

/s/ Dr. Lang Coleman	Director	February 15, 2019
Dr. Lang Coleman

