Form 10-K
period 2018-12-31
Indoor Harvest Corp
filed 2019-06-03
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 W. Slaughter Lane #5078
Austin, Texas	78739
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
512-309-1776

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at May 30, 2019) was $830,873, based upon the closing price $0.019 of the registrant’s common stock on that date as reported on the OTCQB marketplace of the OTC Markets Group Inc.

As of May 31, 2019, there were 43,730,188 shares of registrant’s common stock outstanding.

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

Item 1. Business.

Organization

Indoor Harvest Corp (the “Company”) is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 7401 W. Slaughter Lane #5078, Austin, Texas 78739. From inception until August 4, 2017, the Company provided full service, state of the art design-build, engineering, procurement and construction services to the indoor and vertical farming industry. The Company provided production platforms, mechanical systems and complete custom designed build outs for both Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”), for two unique industries, produce and cannabis.

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

On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, the Company ceased actively supporting business development of vertical farms for produce production and consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding membership interests of Alamo CBD, LLC (“Alamo CBD”), a Texas limited liability company. Upon closing of the Alamo Acquisition, the membership interests of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub. Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist.

On November 12, 2018, the Company’s Board of Directors (the “Board”) amended the Company’s Bylaws, effective on that date.

Description of Business

Indoor Harvest, through its brand name Indoor Harvest®, is focused on leveraging technology and planning on Vertical Farming, Building Integrated Agriculture, Controlled Environment Agriculture and Aeroponic Cultivation technology with other synergistic enterprises in the Cannabis industry as part of our new 2019 merger and acquistion or an M&A/vertical integration strategy.

We have developed technology relating to a high pressure aeroponic platform for growing cannabis. Aeroponic production differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium, along with essential minerals to sustain plant growth, aeroponics uses no growing medium. We plan to continue to look for partners and opportunities to refine the development and commercialization of our high pressure Aeroponic Cultivation technology.

At the same time, we are aggressively positioning the Company as an integrated consolidation platform offering other cannabis companies the opportunity to be part of a bigger play, sharing intellectual capital, technology, access to new capital markets and liquidity for investors.

Our focus will be on aggregating and integrating early stage cannabis companies focused on Genetics, Tissue Culture, Controlled Environment Ag technologies, including high pressure Aeroponic Cultivation, Micropropagation and Cultivation operations. While we don’t have arrangements with such institutions, we are seeking university level science relationships among other relationships.

Our operational expenditures are being refocused to primarily relate d to further our plans to create shareholder value through an M&A and strategic partnership strategy, while developing our technology, launching and completing joint test trials, developing research partnerships and collaboration, and of course the costs related to being a fully reporting company with the SEC.

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

State legalization efforts conflict with the CSA, which makes cannabis use and possession illegal on a national level. On August 29, 2013, the U.S. Department of Justice (“DOJ”) issued a memorandum (the “Cole Memo”) providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws.

On January 4, 2018, the DOJ suspended the Cole Memo and replaced it with a new Memorandum titled with the subject “Marijuana Enforcement” from Attorney General Jeff Sessions which provides that each U.S. Attorney has the discretion to determine which types of cannabis-related cases should be federally prosecuted, thus ending the broad safe harbor provided under the Cole Memo.

In November 2018, Attorney General Sessions resigned and left the DOJ. As a nominee, Attorney General William Barr testified before the U.S. Senate and wrote to Congress that, as Attorney General, he would not seek to prosecute cannabis companies that relied on the Cole Memo and are complying with state law.

As of April 25, 2019, 34 states, the District of Columbia and Guam allow their citizens to use medical cannabis through de-criminalization. Within this list of jurisdictions, voters in the States of Alaska, California, Colorado, D.C., Maine, Massachusetts, Nevada, Oregon, Vermont, and Washington have legalized cannabis for adult recreational use.

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

Changes in Business Operations

Changes in Business Operations

2019 is a continuation of our 2018 restructuring, reorganizing and repositioning for us. Thankfully, with the help of our financing and other relationships or partners, we are now positioning to reemerge with new management, momentum and ideas to further our technology whilst leveraging our public company to create shareholder value.

At the same time, the Company has expanded its vision and mission to enhance and accelerate the creation of new value for shareholders by pursuing a new two-pronged strategy.

The first prong is to continue to look for opportunities to build and deploy our technology designs in partnership with others.

The second prong of the strategy will be to seek out strategic partnerships and M&A opportunities with other synergistic enterprises that can benefit by leveraging our public vehicle and management expertise. We plan to expand our team and capabilities to fill this role.

On March 15, 2018, the Company formed its’ scientific advisory board, which will assist management in the development of its business plans in the cannabis industry. The initial members of the scientific advisory board will consist of Dr. Ronald Walter, Dr. Nadia Sabeh and Mr. Damian Solomon.

Alamo CBD, LLC Asset Acquisition

On January 3, 2017, the Company signed a binding LOI with Alamo CBD to enter discussions to combine and create a medical cannabinoids pharmaceutical group. On August 3, 2017, we formed Alamo Acquisition Sub, a wholly owned Texas limited liability company.

On August 4, 2017, the Company consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding membership interests of Alamo CBD, LLC (“Alamo CBD”), a Texas limited liability company. Upon closing of the Alamo Acquisition, the members of Alamo CBD (the “Alamo Surviving Members”) exchanged their membership interests in Alamo CBD for 7,584,008 shares of Indoor Harvest’s common stock. Alamo CBD continued as our surviving wholly-owned subsidiary and Alamo Acquisition Sub ceased to exist.

In addition to the foregoing, following the closing of the Alamo Acquisition, and Alamo CBD being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, Indoor Harvest will issue to the individual Alamo Surviving Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance. However, there can be no assurance that Alamo CBD will be awarded such license in the near future or at all.

Additionally, upon Alamo CBD successfully being registered and licensed by the Drug Enforcement Agency (“DEA”) to produce and dispense cannabis under federal law, Indoor Harvest will issue to the individual Alamo Surviving Members, an additional Two Million Five Hundred Thousand Dollars ($2,500,000) cash payment, or newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCQB, prior to the time of issuance, at the option of the individual Alamo Surviving Members. A combination of cash and common stock may be elected by Alamo Surviving Members individually. However, there can be no assurance that Alamo CBD will be registered or licensed by the DEA, in the near future or at all.

On August 8, 2017, Chad Sykes, the Company’s Founder and Chief of Cultivation, returned 2,500,000 shares of common stock to the Company. Mr. Sykes voluntarily returned such shares in order to prevent dilution to the Company’s shareholders as a result of the Alamo Acquisition and in order to facilitate the Alamo Acquisition. The return of common stock by Chad Sykes was a non-cash transaction and reduced the common stock outstanding as of December 31, 2017. The cancellation of shares was not applied to the acquisition of assets from Alamo CBD. Therefore, there was a $1,440,961 impairment loss of intangible assets

On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Alamo Acquisition.

Contractual Joint Venture with Alamo CBD and Vyripharm Enterprises, LLC

On March 23, 2017, Indoor Harvest entered into a Contractual Joint Venture Agreement (the “Vyripharm Joint Venture Agreement”) by and between Vyripharm Enterprises, LLC (“Vyripharm”) and Alamo CBD, pursuant to which the parties agreed to participate in an unincorporated joint venture (the “Joint Venture”) for the following business purposes:

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

Other Agreements

On October 11, 2017, we entered into a binding letter of intent (the “Zoned Properties LOI”) with Zoned Properties Inc (“Zoned Properties”), outlining three pending independent agreements to complete research and development projects for licensed medical cannabis facilities to be located in Tempe, Arizona, Parachute, Colorado and Stockdale, Texas or other location to be determined after approval of a provisional license under the TCUP. If the three independent agreements were not agreed upon prior to January 9, 2018, the Zoned Properties LOI would have automatically terminated. The parties extended the term of the LOI in January 2018.

The extension expired in April 2018 resulting in the Zoned Properties LOI being terminated and the parties having no further obligation to one another. We made total non-refundable payments of $50,000 to Zoned Properties.

Research and Development

MIT CityFarm (MIT OPenAg)

On September 18, 2013, the Company entered into a Letter Agreement (the “MIT Letter Agreement”) for the Transfer of Materials with the Massachusetts Institute of Technology (“MIT”). Pursuant to the MIT Letter Agreement, the Company was to provide MIT with an aeroponic system components and fixtures manufactured by Indoor Harvest for the purpose of developing a wall facade aeroponic and hydroponic system, also known as the “Food Server”, as part of MIT’s Media Lab “Changing Places” project (“MIT CityFarm”). Indoor Harvest was responsible for providing technical assistance and materials as a “Technical Systems Adviser”. Per the Company’s role as a Technical Systems Adviser, the Company was exposed to research that showed the potential for using aeroponics, LED lighting, controlled environments and sensor technologies in the development of environmental and climate recipes to achieve a specific phenotypic response of cultivars.

On March 14, 2017, the Company ceased all support for the MIT CityFarm project, due to decisions by MIT CityFarm principals, in which the terms of the MIT Letter Agreement were not honored due to concerns over the Company’s involvement with cannabis. The MIT Letter Agreement required the acknowledgement by MIT CityFarm of the use of any source materials, such as the Company’s aeroponic designs, in any publications reporting its use.

Below are pictures of the Company’s installation of aeroponic and hydroponic systems at MITCityFarm:

Canopy Growth Cannabis Pilot

Based on knowledge gained while working with MIT CityFarm, the Company saw a business opportunity to use the Company’s technology and methods within the cannabis industry. On December 18, 2014, the Company entered into a Cannabis Production Pilot Agreement (the “Canopy Cannabis Pilot”) with Canopy Growth Corporation (formerly Tweed Marijuana Inc.), a Canadian company (“Canopy Growth”). Canopy Growth is a Toronto Stock Exchange listed company. Its wholly owned subsidiaries, Tweed Inc., Tweed Farms Inc. (formerly Prime1 Construction Services Corp.), Bedrocan Canada and Spectrum Cannabis, are licensed producers of medical cannabis in Canada. The principal activities of Canopy Growth are the production and sale of cannabis through its wholly owned subsidiaries as regulated by the Marihuana for Medical Purposes Regulations. The Canopy Cannabis Pilot was broken into two separate phases, as follows:

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

Phase One Cannabis Pilot

Trial 1: Strain Ghost Train Haze

In March 2015, we began the first trial under the Canopy Cannabis Pilot. A Cannabis Sativa dominant strain, Ghost Train Haze, was selected and 8 plants were grown in a 64-cubic foot root chamber HPA Table prototype using a “Screen of Green” cultivation method, in which plants are cropped and trained to produce a higher yield from a single plant. The initial Canopy Cannabis Pilot utilized 1040 watts of illumitex® brand LED lighting using the F3 Spectrum and 2,000 watts of Mogul based HPS lighting. The system was operated drain to waste, in which no water was recirculated or recaptured. The following results were recorded under the initial Cannabis Pilot.

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

Trial 2: Strain UK Cheese

In December 2015, we began a second trial under our Canopy Cannabis Pilot with Canopy Growth and similar results were achieved confirming the initial trial results. The second trial utilized an increased plant count of 20 plants per HPA Table prototype and the strain selected was UK Cheese, a Cannabis Sativa and Cannabis Indica hybrid. The second trial also tested root mass differences between a prototype 64 cubic foot and a 32-cubic foot root chamber. The second trial utilized 1040 watts of illumitex® brand LED lighting using the X5 Spectrum and 2,000 watts of Double Ended based HPS lighting and used a “Screen of Green” cultivation method. The following results from the second trial were recorded:

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

Phase Two Cannabis Pilot

On July 6, 2016, we entered into Phase Two of our Canopy Cannabis Pilot with Canopy Growth Corporation and signed a design-build, DBEPC, cost plus contract with Tweed, a subsidiary of Canopy Growth, to construct a high Pressure Aeroponic production system.

On May 31, 2017, the Company notified Canopy Growth that it had completed the majority of work under Phase Two of its Cannabis Pilot. The Company installed 13 HPA Table systems and 1 custom built Nutrient Pump Skid at Canopy Growth for an internal economic pilot. The Company submitted proposals to Canopy Growth for three designs for potential New IP development under the Canopy Cannabis Pilot. Canopy Growth did not pursue these proposals and chose to integrate the Company’s HPA Table fixtures and a custom-built Nutrient Pump Skid into previously existing facility fertigation and mechanical systems at Canopy Growth. This integration further proved the Company’s fixture-based design allowing for custom installations based on an operator’s specifications. Canopy Growth has ongoing rights to purchase additional equipment from Indoor Harvest through a fixed cost plus agreement but is under no obligation to do so. The Phase Two Cannabis Pilot expired December 18, 2017.

Our Current Portfolio of Product Designs

The Company has developed and maintains proprietary high pressure aeroponic cultivation system designs as well as flood and drain and floating raft designs, for cannabis and other agriculture products. Below is a brief description of the Company’s products.

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
● Reduced installation costs
● Unistrut based platform

Below are pictures of the Company’s Shallow Raft VFRack:

Intellectual Property

The Company relies on a strategy of a combination of patent law, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. This does not mean these efforts are up to date or fully effective. The following summarizes certain filings. The Company is currently studying the legal aspects of these, including recent and past communications from counsel and the patent office, and makes no promise or representation as to this information which is subject to correction and update.

The Company’s primary trademark is “Indoor Harvest.” This trademark was registered (Registration Number 4,795,471) in the United States on August 18, 2015.

The Company filed a patent application (Serial Number 14/120,275) with the United States patent office related to an invention titled: “modular aeroponic system and related methods.” The inventor is Chad Sykes, who assigned the patent application to the Company.

We will research the status of our filings and restructure or update as needed this year.

Plan of Expanded Operations

Our plan of expanded operations for the next 12 months, assuming we secure the necessary funding, is stated herein. In summary, we plan to grow the Company through acquisitions, joint ventures and other relationships.

Sales and Marketing

We seek to differentiate ourselves in a crowded market. While we continue to look for opportunities to leverage our aeroponic system designs to further refine development and commercialization, we are now also positioning the Company as an integrated consolidation platform offering cannabis companies the opportunity to be part of a bigger play, sharing intellectual capital, technology, access to capital markets and liquidity for investors.

We will be working on branding and building our team in 2019, once we have our new plans funded.

Competition and Market Position

We are taking a two-pronged approach to creating shareholder value for Indoor Harvest.

We will continue to look for opportunities to deploy some aspect of our aeroponic cultivation technology in an R&D setting to complete development and commercialization. Additionally, we have an opportunity to leverage our public company as a consolidation vehicle with other synergistic and like-minded companies in the Cannabis industry. This may be done by asset acquisitions, mergers, ventures or other methods.

OTC Markets

OTC Markets offer small companies almost all the benefits of the NYSE or Nasdaq markets, a liquid, secondary trading market, visibility, access to capital, a public market valuation and the ability for small companies to build their brand and reputation across the network, at nearly half the cost of an NYSE listing.

We are positioning to compete with consolidated or vertically integrated cannabis science and technology companies trading on the OTC Markets.

Technology Competition

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

Manufacturing

The Company does not foresee manufacturing its own product platform to sell to the cannabis market.

Rather, we will pursue opportunities to develop our technology with third party partners and eventually license or sell that technology or deploy it in the market as part of a joint venture cultivation operation.

The Company plans to source products and accessories from third party manufacturing companies that manufacture products in part using tooling we own, in accordance with our specifications.

Employees

As of May 31, 2019, we have 2 part-time employees and a variety of advisors and consultants.

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

In February 2017, the Trump administration made announcements that there could be “greater enforcement” of federal laws regarding cannabis. To this end, on January 4, 2018, the DOJ suspended certain Obama era protections set forth previously in the Cole Memo, as such term is defined above, which was replaced with a new Memorandum titled with the subject “Marijuana Enforcement” from Attorney General Jeff Sessions which provides that each U.S. Attorney has the discretion to determine which types of cannabis-related cases should be federally prosecuted, thus ending the broad safe harbor provided under the Cole Memo. Any such enforcement actions could have a material adverse effect on our business and results of operations. In November 2018, Attorney General Sessions resigned and left the DOJ. As a nominee, Attorney General William Barr testified before the U.S. Senate and wrote to Congress that, as Attorney General, he would not seek to prosecute cannabis companies that relied on the Cole Memo and are complying with state law. The Company plans to continue to follow and monitor the actions and statements of the Trump administration, the DOJ and Congress’ positions on federal law and cannabis policy.

This area is in flux and our disclosure should not be deemed a legal opinion or fully addressing the multi-state and Federal government areas.

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

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. Our filings are available, at no charge, to the public at http://www.sec.gov.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Our Offices

Our headquarters are pending.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not a party to any material current, pending or threatened litigation.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the OTCQB under the symbol “INQD”. As of May 31, 2019, we had 43,730,188 outstanding shares of common stock and approximately 112 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Common Stock

As of May 31, 2019, we had 43,730,188 shares of common stock issued and outstanding.

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

Holders of Common Stock

We have 112 record holders of our common stock, as of May 31, 2019.

Preferred Stock

As of May 31, 2019, we had 750,000 shares of Series A Preferred Convertible Stock issued and outstanding.

The stated value of each issued share of Series A Convertible Preferred Stock shall be deemed to be $1.00, as the same may be equitably adjusted whenever there may occur a stock dividend, stock split, combination, reclassification or similar event affecting the Series A Convertible Preferred Stock. There are no dividends payable on the Series A Convertible Preferred Stock. Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter

If the Company shall at any time after the date of issuance of the Series A Convertible Preferred Stock issue any additional shares of common stock except exempted securities, without cash consideration or for a cash consideration per share less than the Series A Conversion Price in effect immediately prior to such issue, then the Series A Conversion Price shall be adjusted by being reduced, concurrently with such issue, to a price equal to the sale price of the additional shares of common stock. If the Company issues securities convertible into shares of common stock rather than common stock, the adjustment shall be based upon the conversion price of the convertible securities so issued. The conversion price of the Series A Convertible Preferred Stock as of April 24, 2019 is $0.02275.

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

Warrants

There were no outstanding warrants as of December 31, 2018.

Options

There are no outstanding options to purchase our securities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Report on Form 10-Q as follows:

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

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations.

The discussion of our financial condition and results of operations and business and related within this document should be read in conjunction with our financial statements and the related notes, and other financial information included in this filing. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Overview

Indoor Harvest, through its brand name Indoor Harvest®, is focused on leveraging its investment and experience in Vertical Farming, Building Integrated Agriculture, Controlled Environment Agriculture and Aeroponic Cultivation technology with other synergistic enterprises in the Cannabis industry as part of an M&A/consolidation and integration strategy.

The company spent the majority of 2018 reorganizing, restructuring and repositioning.

During the fiscal year of 2018, after an unsuccessful S-1 funding effort, and the inability to fund previous plans, the Company decided to move its center of focus and attention to the Boston, MA, market.

We are currently funded by Tangiers Global, LLC through a convertible note structure that allows the Company to keep being active while we restructure, reposition and recapitalize the company.

As part of a restructuring and recapitalization effort the Company will be holding a Special Meeting of Stockholders (currently scheduled for June 7, 2019) to increase the number of shares of common stock the Company is authorized to issue from fifty million to two hundred million. We believe this will enable the Company to raise additional capital and attract talent.

Raising new capital is critical to the Company going forward. We are working on our new investor deck and business plan to take to market mid-2019.

Working on building our team and market position in Massachusetts and beyond, as opportunities present themselves. We are networking and meeting with major cultivation operations and vertically integrated companies around the state along with researchers, technologists and politicians.

We are positioning the Company more as an integration and consolidation platform offering other cannabis companies the opportunity to be part of a bigger play, sharing intellectual capital, technology, access to new capital markets and liquidity for investors. Our focus will be on aggregating and integrating early stage cannabis companies focused on Genetics, Tissue Culture, Controlled Environment Ag technologies, including high pressure Aeroponic Cultivation, Cultivation operations, robotics and AI.

We are moving our base of operation to the Boston, MA, area where we believe we can leverage that region’s unique position in the cannabis, bio tech and bio Ag industries, alongside academic institutions like MIT and Harvard.

At the same time, we plan to continue to look for partners and opportunities to continue to refine the development and commercialization of our Aeroponic Cultivation technology designs.

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

Current Activities

We are working to leverage our technology with other industry companies to try and do joint ventures or acquisitions.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table presents our operating results for the year ended December 31, 2018 compared to December 31, 2018:

	Year Ended
	December 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	12,063	51,507	(39,444)	(77%)
Research and development	-	1,625	(1,625)	(100%)
Loss on investment in joint venture	-	250,000	(250,000)	(100%)
Impairment loss	-	1,440,961	(1,440,961)	(100%)
Professional fees	350,839	418,092	(67,253)	(16%)
General and administrative expenses	729,482	1,061,493	(332,011)	(31%)
Total operating expenses	1,092,384	3,223,678	(2,131,294)	(66%)
Loss from operations	(1,092,384)	(3,223,678)	2,131,294	(66%)
Other expense
Other income (expense)	-	7,196	(7,196)	(100%)
Loss on investment in joint venture	-	250,000	(250,000)	(100%)
Interest expense	(100,504)	(163,047)	62,543	(38%)
Amortization of debt discount	(145,530)	(515,814)	370,284	(72%)
Change in fair value of embedded derivative liability	(1,973,500)	(442,957)	(1,530,543)	346%
Total other income (expense)	(2,219,534)	(1,188,372)	(1,031,162)	87%

Net loss	$(3,311,918)	$(4,412,050)	$1,100,132	(25%)

Revenues

During the year ended December 31, 2018 and December 31, 2017, the Company generated no revenue.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 and 2017 were $1,092,384 and $3,223,678, respectively, for an aggregate decrease of 2,131,294 or 66%. The aggregate decrease is primarily related to the impairment loss of intangible assets of $1,440,961, or 100%, the loss on the investment in joint venture of $250,000, or 100%, a decrease in professional fees of $67,253 or 16% associated with the TCUP application as well as the Alamo CBD merger and a decrease in general and administrative expenses of $332,011 or 31% associated with stock based compensation.

Other Expense

Total other expense for the year ended December 31, 2018 and 2017 were $2,219,534 and $1,188,372, respectively, for an increase of $1,031,162 or 87%. The increase is primarily related to the change in the fair value of the embedded derivative liability of $1,530,543 related to the Tangiers convertible notes payable offset by loss on investment in joint venture incurred in 2017 and a decrease in amortization of debt discount.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2018 and 2017 was $3,311,918 and $4,412,050, respectively, for a decrease of $1,100,132 or 25%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2018 and December 31, 2017, respectively.

Working Capital

	December 31, 2018	December 31, 2017	Change	%
Current assets	$186,652	$89,905	$96,747	108%
Current liabilities	$2,578,975	$1,119,821	$1,459,154	130%
Working capital deficiency	$(2,392,323)	$(1,029,916)	$(1,362,407)	132%

Cash Flows

	Year Ended
	December 31,
	2018	2017	Change
Cash used in operating activities	$(680,753)	$(1,019,729)	$338,976
Cash used in investing activities	$-	$(239,750)	$239,750
Cash provided by financing activities	$800,982	$1,216,713	$(415,731)
Net Change in Cash During Period	$120,229	$(42,766)	$162,995

As at December 31, 2018, our Company’s cash balance was $155,682 and total assets were $205,104. As at December 31, 2017, our Company’s cash balance was $35,453 and total assets were $133,020.

As at December 31, 2018, our Company had total liabilities of $2,583,468, compared with total liabilities of $1,132,644 as at December 31, 2017.

As at December 31, 2018, our Company had a working capital deficiency of $2,392,323 compared with a working capital deficiency of $1,029,916 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to an increase in convertible notes payable, accounts payable and derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 and 2017 were $680,753 and $1,019,729, respectively, for a decrease of $338,976. The improvement in net cash used in operating activities is primarily related to a decrease in operating expenses, from reductions in professional fees and general and administrative expenses.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 and 2017 were $0 and $239,750, respectively, for a decrease of $237,750. The decrease is primarily due to the investment in the Vyripharm joint venture of $250,000.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 and 2017 were $800,982 and $1,216,713, respectively, for a decrease of $415,731. During the year December 31, 2018, we received $808,500 by way of loan under a convertible note payable and repaid note payable of $7,518. During the year ended December 31, 2017, we received $500,000 by way of loan under a convertible note payable, $824,000 from issuance of common stock, $300,000 from issuance of preferred stock and repaid note payable of $6,787, convertible note of $175,000 and settlement of demand note payable of $225,500

Investing Activities

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

Note 1 has a maturity date of April 10, 2018 and Note 2 has a maturity date of May 12, 2018. Note 3 had a maturity date of July 16, 2018.

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

Investment Agreement with Tangiers

On October 12, 2017, we entered into an Investment Agreement (the “Tangiers Investment Agreement”) with Tangiers Global, LLC (“Tangiers”). Pursuant to the terms of the Tangiers Investment Agreement, Tangiers committed to purchase up to $2,000,000 of our common stock over a period of up to 36 months. From time to time during the 36-month period commencing from the effectiveness of the registration statement, we may deliver a put notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice. The maximum investment amount per notice must be no more than 200% of the average daily trading dollar volume of our common stock for the eight (8) consecutive trading days immediately prior to date of the applicable put notice and such amount must not exceed an accumulative amount of $250,000. The minimum put amount is $5,000. The purchase price per share to be paid by Tangiers will be the 80% of the of the average of the two lowest closing bid prices of the common stock during the pricing period applicable to the put notice, provided, however, an additional 10% will be added to the discount of each put if (i) we are not DWAC eligible and (ii) an additional 15% will be added to the discount of each put if we are under DTC “chill” status on the applicable date of the put notice.

In connection with the Tangiers Investment Agreement with Tangiers, we also entered into a Registration Rights Agreement with Tangiers, pursuant to which we agreed to use our best efforts to, within 45 days of October 12, 2017, file with the SEC a registration statement, covering the resale of 5,000,000 shares of our common stock underlying the Investment Agreement with Tangiers.

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

We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2019. Our auditor has indicated in their Report that these conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

INDOOR HARVEST CORP

CONSOLIDATED FINANCIAL STATEMENTS

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$155,682	$35,453
Prepaid expenses	18,370	4,452
Unused commitment fee	-	50,000
Security deposit - short term	12,600	-
Total Current Assets	186,652	89,905

Furniture and equipment, net	14,250	24,623
Security deposit	-	12,600
Intangible asset, net	4,202	5,892
TOTAL ASSETS	$205,104	$133,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$213,218	$89,033
Accrued payroll	3,722	6,653
Deferred rent	1,826	6,239
Convertible notes payable, net of debt discount of $22,311 and $69,541, respectively	950,766	455,459
Derivative liability	1,401,111	554,917
Note payable - current portion	8,332	7,520
Total Current Liabilities	2,578,975	1,119,821

Long Term Liabilities:
Note payable	4,493	12,823
Total Liabilities	2,583,468	1,132,644

Stockholders’ Deficit
Preferred stock: 5,000,000 authorized; $0.01 par value Series A Convertible Preferred stock: 5,000,000 designated, 750,000 shares issued and outstanding at December 31, 2018 and 2017	7,500	7,500
Common stock: 50,000,000 authorized; $0.001 par value 34,888,415 and 25,503,678 shares issued and outstanding at December 31, 2018 and 2017, respectively	34,888	25,502
Additional paid in capital	9,299,988	7,376,196
Accumulated deficit	(11,720,740)	(8,408,822)
Total Stockholders’ Deficit	(2,378,364)	(999,624)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$205,104	$133,020

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2018	2017

Revenue	$-	$-

Operating Expenses
Depreciation and amortization	12,063	51,507
Research and development	-	1,625
Loss on investment in joint venture	-	250,000
Impairment loss	-	1,440,961
Professional fees	350,839	418,092
General and administrative	729,482	1,061,493
Total Operating Expenses	1,092,384	3,223,678

Loss from operations	(1,092,384)	(3,223,678)

Other Income (Expense)
Other income	-	7,196
Interest expense	(100,504)	(163,047)
Amortization of debt discount	(145,530)	(515,814)
Change in fair value of embedded derivative liability	(1,973,500)	(442,957)
Loss on sale of equipment	-	(73,750)
Total other expense	(2,219,534)	(1,188,372)

Loss before income taxes	(3,311,918)	(4,412,050)

Provision for income taxes	-	-

Net Loss	$(3,311,918)	$(4,412,050)

Basic and dilutive loss per common share	$(0.12)	$(0.22)

Weighted average number of common shares outstanding	27,869,543	20,234,995

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	-	-	2,060,000	2,060	821,940	-	824,000
For services	-	-	1,549,840	1,550	565,380	-	566,930
Convertible debt converted into common stock	-	-	1,179,651	1,178	173,823	-	175,001
Beneficial conversion feature	-	-	-	-	120,333	-	120,333
Derivative liability	-	-	-	-	101,493	-	101,493
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	-	33,238
For Alamo CBD asset acquisition	-	-	7,584,008	7,584	1,433,377	-	1,440,961
Issuance of preferred stock for cash	750,000	7,500	-	-	292,501	-	300,001
Voluntary return of stock by related party	-	-	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	-	-	(4,412,050)	(4,412,050)
Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - third party	-	-	1,443,833	1,444	115,112	-	116,556
Common stock issued for services - related party	-	-	1,062,558	1,063	172,913	-	173,976
Convertible debt converted into common stock	-	-	10,158,816	10,159	489,431	-	499,590
Derivative liability	-	-	-	-	1,127,306	-	1,127,306
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Net loss	-	-	-	-	-	(3,311,918)	(3,311,918)
Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,720,740)	$(2,378,364)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(3,311,918)	$(4,412,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,063	51,507
Impairment loss	-	1,440,961
Amortization of debt discount	145,530	515,814
Loss on investment in joint venture	-	250,000
Loss on the sale of equipment	-	73,750
Change in fair value of embedded derivative liability	1,973,500	442,957
Stock issued for services - third party	116,556	407,000
Stock issued for services - related party	173,976	159,930
Written off of unused commitment fee	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	34,853
Other receivable	-	7,323
Inventory	-	2,360
Prepaid expenses	(13,918)	(4,452)
Accounts payable and accrued expenses	180,802	33,236
Costs and estimated earnings in excess of billings	-	(20,155)
Deferred rent	(4,413)	(2,274)
Accrued compensation - officers	(2,931)	(489)
Net Cash used in Operating Activities	(680,753)	(1,019,729)

Cash Flows from Investing Activities:
Proceeds from sale of asset	-	10,800
Purchase of equipment and software	-	(550)
Investment in joint venture	-	(250,000)
Net Cash used in Investing Activities	-	(239,750)

Cash Flows from Financing Activities:
Repayments of note payable	(7,518)	(6,787)
Proceeds from convertible notes, less OID costs paid	808,500	500,000
Repayments of convertible note	-	(175,000)
Settlement of demand note payable, less OID costs paid	-	(225,500)
Proceeds from issuance of preferred stock	-	300,000
Proceeds from issuance of common stock	-	824,000
Net Cash provided by Financing Activities	800,982	1,216,713

Net change in cash and cash equivalents	120,229	(42,766)
Cash and cash equivalents, beginning of period	35,453	78,219
Cash and cash equivalents, end of period	$155,682	$35,453

Supplemental Cash Flow Information
Cash paid for interest	$1,742	$2,469
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Beneficial conversion feature	$15,750	$120,333
Unused commitment fee	$-	$50,000
Settlement of convertible note into common shares	$499,590	$100,000
Conversion of convertible note into common shares	$-	$75,000
Conversion of preferred shares into common shares	$-	$2,500
Derivative liability reclassified to paid-in capital	$1,127,306	$-
Voluntary return of common stock by related party	$3,280	$2,500
Common stock issued for purchase of Alamo CBD	$-	$1,440,961

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Indoor Harvest Corp (the “Company,”) is a Texas corporation formed on November 23, 2011. Our principal executive office is located at 7401 W. Slaughter Lane #5078, Austin, Texas 78739. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, we consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Acquisition, the member interests of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist. Pursuant to ASC 805 “Business Combinations,” the Company determined the Alamo Acquisition was an asset purchase.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

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

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, Stock Compensation. ASC 718 focuses on transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus in which an entity obtains employee services in stock-based payment transactions. ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).

Loss per Share

Basic earnings (loss) per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Indoor Harvest has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

Fair Value of Financial Instruments

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share- based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes fair value measurements by level at December 31, 2018 and 2017, measured at fair value on a recurring basis:

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,401,111	$1,401,111

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$554,917	$5545,917

Income Taxes

The Company accounts for income taxes pursuant to ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2011 remain open to examination by U.S. federal and state tax jurisdictions.

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

Intangible Assets

In accordance with ASC 350 Goodwill and Other Intangible Assets, indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Indefinite-lived intangible assets consist of the Company’s domain name. Finite-lived intangible assets include software and is amortized over a 3 to 5-year period. The Company recognized $0 and $1,440,961 for impairment charges taken during the year ended December 31, 2018 and 2017, respectively.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

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

In October 2018, FASB issued ASU No. 2018-17, Consolidation - Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810). ASU No. 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for public entities for fiscal years ending after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $3,311,918, net cash used in operations of $680,753 and has an accumulated deficit of $11,720,740, for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ASSET ACQUISITION

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2018 and 2017:

Classification	December 31, 2018	December 31, 2017
Furniture and equipment	$11,666	$11,666
Leasehold improvements	38,717	38,717
Computer equipment	3,019	3,019
Total	53,402	53,402
Less: Accumulated depreciation	(39,152)	(28,779)
Property and equipment, net	$14,250	$24,623

Depreciation expense for the years ended December 31, 2018 and 2017, totaled $10,373 and $49,797, respectively.

During the year ended December 31, 2017, the Company sold $23,467 of equipment in exchange for $10,800. In addition, the Company wrote off $201,651 of equipment primarily related to the fabrication of vertical farming equipment for produce. As a result of these disposals, the Company recorded a loss of $73,750 that was recorded in the Statement of Operations within general and administrative expenses.

NOTE 5 - INTANGIBLE ASSETS

There were no impairment charges taken for the domain name during the year ended December 31, 2018 and 2017.

Intangible assets consist of the following at December 31, 2018 and 2017:

Classification	December 31, 2018	December 31, 2017
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(6,380)	(4,690)
Intangible assets, net	$4,202	$5,892

Amortization expense for the years ended December 31, 2018 and 2017, totaled $1,690 and $1,712, respectively.

NOTE 6 - NOTE PAYABLE

On June 5, 2015, the Company entered into a five-year loan agreement totaling $36,100. The loan carries an interest rate of 10.25%. During the year ended December 31, 2018 and 2017, the Company repaid $7,518 and $6,789 of the principal and the remaining balance as of December 31, 2018 and 2017 is $12,825 and $20,343, of which $8,332 and $7,520 is recorded as a current portion of note payable, respectively.

Year Ending December 31,	Amount

2019	$9,258
2020	4,629
Total	13,887
Amount representing interest payments	1,062
Present value of future payments	12,825
Less: current portion	8,332
Loan payable	$4,493

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Note 1	$32,027	$475,000
Note 2	50,000	50,000
Note 3	550,000	-
Note 4	341,050
Total convertible notes payable	973,077	525,000

Less: Unamortized debt discount	(22,311)	(69,541)
Total convertible notes	950,766	455,459

Less: current portion of convertible notes	950,766	455,459
Long-term convertible notes	$-	$-

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

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of December 31, 2018 and 2017, the balance under Note 1 is $34,755 and $519,000, which includes $0 and $44,000 guaranteed interest and $2,728 and $0 accrued interest, respectively. As of December 31, 2018 and 2017, Note 1 can be converted into 1,753,111 and 3,280,255 shares of the Company’s common stock, respectively.

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

Note 2

On October 12, 2017. the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of December 31, 2018 and 2017, the balance under Note 2 is $58,123 and $55,000, which includes $5,000 and $5,000 guaranteed interest and $3,123 and $0 accrued interest, respectively. As of December 31, 2018 and 2017, Note 2 can be converted into 2,931,818 and 300,120 shares of the Company’s common stock, respectively.

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

On February 13, 2018, April 17, 2018, June 13, 2018, and July 27, 2018, the Company executed Amendments #1, #2, #3, and #4 to the Tangiers Note 3 for draws of $132,000, $132,000, $101,750 and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of December 31, 2018, the balance under Note 3 is $603,024, which includes $44,000 guaranteed interest and $9,024 accrued interest. As of December 31, 2018, Note 3 can be converted into 24,874,364 shares of the Company’s common stock.

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

On December 14, 2018, the Company executed Amendments #1 to the Tangiers Note 4 for draws of $171,050. All other terms and conditions of the Tangiers Note 4 remain effective. As of December 31, 2018, the balance under Note 4 is $368,334, which includes $27,284 guaranteed interest.

During the year ended December 31, 2018 and 2017, the Company accrued $120,257 and $49,000, respectively, in interest expense related to the outstanding the notes.

Debt Discount and Original Issuance Costs

During the year ended December 31, 2018 and 2017, the Company recorded debt discounts totaling $98,300 and $383,786, respectively. The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs.

The debt discounts recorded in 2018 and 2017, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

The Company amortized $145,530 and $466,862 to interest expense during the years ended December 31, 2018 and 2017, as follows:

	December 31, 2018	December 31, 2017
Debt discount, beginning of period	$69,541	$152,617
Additional debt discount and debt issue cost	98,300	383,786
Amortization of debt discount and debt issue cost	(145,530)	(466,862)
Debt discount, end of period	$22,311	$69,541

Debt Issuance Costs for Convertible Note

During the year ended December 31, 2018 and 2017, the Company did not pay any debt issue costs.

NOTE 8 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities at year end December 31, 2018:

Balance - December 31, 2017	$554,917
Addition of new derivatives recognized as loss on derivatives	1,486,260
Settled on issuance of common stock	(1,127,306)
Gain on change in fair value of the derivative	487,240
Balance - December 31, 2018	1,401,111
Less: current portion	(1,401,111)
Long-term derivative liabilities	$-

The following schedule shows the change in fair value of the derivative liabilities at year end December 31, 2017:

Derivative liabilities - December 31, 2016	$—
Add fair value at the commitment date for convertible notes issued during the current year	213,453
Less derivatives due to conversion	(101,493)
Fair value mark to market adjustment for derivatives	442,957
Derivative liabilities - December 31, 2017	554,917
Less: current portion	(554,917)
Long-term derivative liabilities	$—

The aggregate loss on derivatives during the year ended December 31, 2018 and 2017 was $2,024,858 and $442,957, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10 - SHAREHOLDERS’ EQUITY

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

From August 15 to August 29, 2016, the Company sold an aggregate of 250,000 Units to three (3) investors for total proceeds of $125,000. During the year ended December 31, 2018 and 2017, the Company amortized $0 and $33,238 of debt discount related to the warrants, respectively. The remaining debt discount related to the warrants is $0.

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

As at December 31, 2018 and 2017, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

Issued in fiscal year 2018

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

On October 1, 2018, the Company issued 2,621,083 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $92,000 of Note 1 at a conversion price of $.035.

On October 1, 2018, the Company issued 50,000 shares of its common stock to Electrum Partners pursuant to an advisory agreement. The Company recorded fair value of $6,000 ($0.12 per share) based upon the most recent trading price per share of the Company’s stock.

On November 1, 2018, the Company issued 50,000 shares of its common stock to Electrum Partners pursuant to an advisory agreement. The Company recorded fair value of $3,500 ($0.07 per share) based upon the most recent trading price per share of the Company’s stock.

On December 1, 2018, the Company issued 50,000 shares of its common stock to Electrum Partners pursuant to an advisory agreement. The Company recorded fair value of $3,200 ($0.06 per share) based upon the most recent trading price per share of the Company’s stock.

On December 20, 2018, the Company issued 30,000 shares of its common stock to members of the Company’s Advisory Board. The Company recorded a fair value of $1,446 ($0.05 per share) based upon the most recent trading price of the Company’s stock.

On November 20, 2018, the Company issued 99,012 shares of common stock related to an Employment Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $5,545 ($0.06 per share) based upon the most current trading price of the Company’s stock.

On November 23, 2018, the Company issued 30,000 shares of common stock related to a Director Agreement with Daniel Weadock, Chief Executive Officer. The Company recorded a fair value of $1,890 ($0.06 per share) based upon the most current trading price of the Company’s stock.

On December 3, the Company issued 186,000 shares of its common stock to Daniel Strachman to an advisory agreement. The Company recorded fair value of $10,416 ($0.06 per share) based upon the most recent trading price per share of the Company’s stock.

On December 20, 2018, the Company issued 730,861 shares of its common stock to Tangiers pursuant to Tangier’s conversion of $20,000 of Note 1 at a conversion price of $.027.

Issued in fiscal year 2017

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

Common Stock Warrants and option

For the year ended December 31, 2018 and 2017, no warrants or options were outstanding.

NOTE 11 - INCOME TAXES

Indoor Harvest operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The components of deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

Description	2018	2017

Deferred tax assets
Net operating losses	$1,388,107	1,118,472
Deferred tax liabilities
Accelerated tax depreciation	19,183	19,183
Net deferred tax assets	1,407,290	1,137,655

Less: Valuation allowance	(1,407,290)	(1,137,655)
Net	$-	-

At December 31, 2018 and 2017, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2018 of $7,049,395, if not used, will begin to expire in 2033.

The Company experienced a change in control for tax purposes in 2017 as a result of the merger with Alamo CBD. Accordingly, the future utilization of net operating losses will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

This loss carryforward expires according to the following schedule:

Year Ending December 31,	Amount

2033	$217,074
2034	368,378
2035	761,615
2036	1,610,192
2037	2,899,509
2038	1,192,627
$7,049,395

NOTE 12 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities.

Deferred rent payable at December 31, 2018 and 2017 was $1,826 and $6,239, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the years ended December 31, 2018 and 2017, were $47,618 and $52,550, respectively

At December 31, 2018, rental commitments are as follows:

Years Ending December 31,	Amount
2019	$18,876
Total	$18,876

NOTE 13 - SUBSEQUENT EVENTS

(to update)

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table presents our operating results for the year ended December 31, 2018 compared to December 31, 2018:

	Year Ended
	December 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	12,063	51,507	(39,444)	(77)%
Research and development	-	1,625	(1,625)	(100)%
Loss on investment in joint venture	-	250,000	(250,000)	(100)%
Impairment loss	-	1,440,961	(1,440,961)	(100)%
Professional fees	350,839	418,092	(67,253)	(16)%
General and administrative expenses	729,482	1,061,493	(332,011)	(31)%
Total operating expenses	1,092,384	3,223,678	(2,131,294)	(66)%
Loss from operations	(1,092,384)	(3,223,678)	2,131,294	(66)%
Other expense
Other income (expense)	-	7,196	(7,196)	(100)%
Loss on investment in joint venture	-	250,000	(250,000)	(100)%
Interest expense	(100,504)	(163,047)	62,543	(38)%
Amortization of debt discount	(145,530)	(515,814)	370,284	(72)%
Change in fair value of embedded derivative liability	(1,973,500)	(442,957)	(1,530,543)	346%
Total other income (expense)	(2,219,534)	(1,188,372)	(1,031,162)	87%

Net loss	$(3,311,918)	$(4,412,050)	$1,100,132	(25)%

Revenues

During the year ended December 31, 2018 and December 31, 2017, the Company generated no revenue.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 and 2017 were $1,092,384 and $3,223,678, respectively, for an aggregate decrease of 2,131,294 or 66%. The aggregate decrease is primarily related to the impairment loss of intangible assets of $1,440,961, or 100%, the loss on the investment in joint venture of $250,000, or 100%, a decrease in professional fees of $67,253 or 16% associated with the TCUP application as well as the Alamo CBD merger and a decrease in general and administrative expenses of $332,011 or 31% associated with stock based compensation.

Other Expense

Total other expense for the year ended December 31, 2018 and 2017 were $2,219,534 and $1,188,372, respectively, for an increase of $1,031,162 or 87%. The increase is primarily related to the change in the fair value of the embedded derivative liability of $1,530,543 related to the Tangiers convertible notes payable offset by loss on investment in joint venture incurred in 2017 and a decrease in amortization of debt discount.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2018 and 2017 was $3,311,918 and $4,412,050, respectively, for a decrease of $1,100,132 or 25%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2018 and December 31, 2017, respectively.

Working Capital

	December 31,	December 31,
	2018	2017	Change	%
Current assets	$186,652	$89,905	$96,747	108%
Current liabilities	$2,578,975	$1,119,821	$1,459,154	130%
Working capital deficiency	$(2,392,323)	$(1,029,916)	$(1,362,407)	132%

Cash Flows

	Year Ended
	December 31,
	2018	2017	Change
Cash used in operating activities	$(680,753)	$(1,019,729)	$338,976
Cash used in investing activities	$-	$(239,750)	$239,750
Cash provided by financing activities	$800,982	$1,216,713	$(415,731)
Net Change in Cash During Period	$120,229	$(42,766)	$162,995

As at December 31, 2018, our Company’s cash balance was $155,682 and total assets were $205,104. As at December 31, 2017, our Company’s cash balance was $35,453 and total assets were $133,020.

As at December 31, 2018, our Company had total liabilities of $2,583,468, compared with total liabilities of $1,132,644 as at December 31, 2017.

As at December 31, 2018, our Company had a working capital deficiency of $2,392,323 compared with a working capital deficiency of $1,029,916 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to an increase in convertible notes payable, accounts payable and derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 and 2017 were $680,753 and $1,019,729, respectively, for a decrease of $338,976. The improvement in net cash used in operating activities is primarily related to a decrease in operating expenses, from reductions in professional fees and general and administrative expenses.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 and 2017 were $0 and $239,750, respectively, for a decrease of $237,750. The decrease is primarily due to the investment in the Vyripharm joint venture of $250,000.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 and 2017 were $800,982 and $1,216,713, respectively, for a decrease of $415,731. During the year December 31, 2018, we received $808,500 by way of loan under a convertible note payable and repaid note payable of $7,518. During the year ended December 31, 2017, we received $500,000 by way of loan under a convertible note payable, $824,000 from issuance of common stock, $300,000 from issuance of preferred stock and repaid note payable of $6,787, convertible note of $175,000 and settlement of demand note payable of $225,500

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon such evaluation, Chief Executive Officer (the principal executive officer and principal financial officer) have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework.

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

Based on its evaluation as of December 31, 2018, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the Company’s limited resources, there are limited controls over financial information processing. The Company determined that its internal control over financial reporting was not effective as of December 31, 2018. The basis for the conclusions that such internal control was ineffective included the following considerations:

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

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth our Officers and Directors as of May 31, 2019. The Board of Directors elects our Executive Officers annually. Our Directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our Officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our Directors and Executive Officers are as follows:

Name	Position	Age
Thomas Cook	Chief Executive and Chief Financial Officer	54
Rick Gutshall	Director	45
Dr. Lang Coleman	Director	65

Effective May 15, 2019, the Company (Registrant) mutually and amicably arranged with departing officer and Director Daniel Weadock, for him to transition to becoming an advisor to the Registrant. Thus, Mr. Weadock no longer serves in any officer or Director capacity. As part of a non-material arrangement, subject to the Board monthly requests, Mr. Weadock focuses include consulting on potential acquisitions, among other things. The Board confirmed typical consulting arrangements to apply moving forward, including some shares of common stock, 100,000, potential future stock and other considerations, indemnifications and reimbursement of expenses.

Effective May 15, 2019, the Board of Directors has appointed Thomas Cook to act as interim principal accounting officer and principal executive officer serving in the capacity of interim CEO and interim CFO with non-material arrangements to apply moving forward, including compensation of $2,500 monthly, potential stock and other considerations, indemnifications and reimbursement of expenses. Mr. Cook owns no Company securities at this time. While Mr. Cook is acting CEO and CFO, the Company sees him serving in a limited role while it is actively seeking new CEO and CFO candidates to serve on long term basis, with education and experiences to fit the Company 2019 plans.

Thomas Cook. Mr. Cook, age 54, was appointed as interim Chief Executive Officer and interim Chief Financial Officer to the Company effective May 15, 2019. His appointment was for limited attention and services while the Company restructures management, business and seeks potential long term CEO and CFO candidates. Mr. Cook has years of experience dealing with management teams of companies, private and public, and law firms, financial firms, and others and is skilled at dynamic communication, governmental filings compliance (mostly on a state basis), follow-up skills, and organizational record keeping. He has about 22 years account management experience within the corporate compliance industry, approximately 10 years of which was with CT Corporation, a Wolters Kluwer company. He founded his own compliance firm, TCE Compliance Services, about 8 years ago and assists the Company, for nominal compensation, on certain standard corporate filing services. He honorably served and was discharged, the United States Marine Corps, 1984 to 1988.

Rick Gutshall. Mr. Gutshall served as our Interim Chief Executive Officer from August 2017 to February 20, 2018 and has served as a member of our Board of Directors since August 2017, and served as our Chief Financial Officer from August 2017 to December 2017. Since 2016, Mr. Gutshall has served as Chief Financial Officer of Alamo CBD LLC, and since 1999, he has served as a principal of KW Gutshall & Associates (“KW Gutshall”). Mr. Gutshall is responsible for personalized financial planning, wealth management and retirement planning for clients at KW Gutshall and has been a licensed financial advisor since 1997. Mr. Gutshall received his Bachelor of Business Administration, Management and Operations from Concordia University-Austin in 1997. As a member of the Board, Mr. Gutshall will contribute the benefits of his executive leadership and management experience in finance, business development, contract negotiations and public speaking. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company.

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

Prior Management.

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

Involvement in Certain Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years, to our belief, in any of the following:

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company’s last completed fiscal year for all services rendered to the Company.

Name and Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chad Sykes, former CEO, Secretary	2018	(2)
	2017		70,000	—	—	—	—	—	—	70,000

Daniel Weadock, CEO	2018		0
	2017

Rick Gutshall	2018		0
Former interim CEO and Former CFO (3)	2017

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of the common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	Chad Sykes, Founder, resigned as CEO, Secretary on January 2, 2017 and was appointed Chief Innovation Officer. On August 9, 2017, Mr. Sykes resigned from his position as Chief Innovation Officer. In March, 2019, Mr. Sykes resigned from his executive officer positions with the Company.

(3)	Mr. Gutshall served as the Company’s Chief Financial Officer from August 2017 to December 2017, and as the Company’s Interim Chief Executive Officer from August 2017 to February 20, 2018. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company. Mr. Gutshall was not compensated in any way by the Company relating to his services as the Company’s Interim Chief Executive Officer or as the Company’s Chief Financial Officer in 2017. Mr. Gutshall did receive 758,401 shares of the Company’s common stock in connection with the Alamo Merger, however, such share issuance was not in any way connected or related to Mr. Gutshall’s previous officer positions with the Company nor his position as a director of the Company.

Employment Agreements

Past Agreements-Daniel Weadock, Chief Executive Officer and Director

On February 20, 2018, Mr. Daniel Weadock was appointed Chief Executive Officer and Director of the Company. On February 20, 2018, the Company entered into an executive employment agreement with Mr. Weadock (the “Weadock Employment Agreement”), pursuant to which Mr. Weadock agreed to act as the Company’s chief executive officer. Pursuant to the terms of the Weadock Employment Agreement, Mr. Weadock will initially not receive a salary. However, effective on the business day after the date on which the Company achieves Capitalization of $2,000,000 or more, Mr. Weadock’s annual base salary will be $100,000. For purposes of the Weadock Employment Agreement, “Capitalization” means aggregate net cash proceeds received by the Company from (a) the Company’s sale of common stock pursuant to Puts (as such term is defined in the Investment Agreement dated as of October 12, 2017 by and between the Company and Tangiers Global, LLC (the “Investment Agreement”)) under the Investment Agreement, and/or (b) any other sale by the Company of common stock or preferred stock, whether in a public offering or a private placement. In addition, pursuant to the terms of the Weadock Employment Agreement, the Company agreed to grant Mr. Weadock (i) 300,000 shares of restricted stock as soon as administratively practicable following execution of the Weadock Employment Agreement, and (ii) 1,584,202 shares of restricted common stock, consistent with the grant and vesting schedule set forth in the Weadock Employment Agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant if Mr. Weadock is not employed by the Company as an executive on the respective Date of Grant as set forth in the Weadock Employment Agreement. The Weadock Employment Agreement has a term of one year, unless Mr. Weadock’s employment is terminated sooner by the board of directors, and the term will be extended for additional one-year periods unless the Company or Mr. Weadock gives the other party at least 30 days’ prior written notice of its intent not to renew.

On February 20, 2018, the Company also entered into a compensation agreement with Mr. Weadock (the “Director Compensation Agreement”). Pursuant to the terms of the Director Compensation Agreement, the Company agreed to grant Mr. Weadock an aggregate of 240,000 shares of restricted shares of common stock of the Company, consistent with the grant and vesting schedule set forth in the Director Compensation Agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant, if Mr. Weadock is not a member of the Company’s board of directors on the respective Date of Grant as set forth in the agreement. If the Company is acquired by, or merged into and with, another entity prior to the last Date of Vesting set forth in the agreement (i.e. February 23, 2022), all shares issuable to Mr. Weadock under the Director Compensation Agreement will become fully vested and non-forfeitable. The Company also agreed to reimburse Mr. Weadock for all reasonable travel and incidental expenses incurred by Mr. Weadock in performing his services and attending meetings as approved in advance by the Company.

Additionally, on February20, 2018, the Company entered into an indemnity agreement with Mr. Weadock (the “Weadock Indemnity Agreement”). Pursuant to the terms of the Weadock Indemnity Agreement, the Company agreed to use reasonable efforts to obtain and maintain in full force and effect directors’ and officers’ liability insurance (“D&O Insurance”) in reasonable amounts from established and reputable insurers; provided, however, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage is reduced by exclusions so as to provide an insufficient benefit, or Mr. Weadock is covered by similar insurance maintained by a subsidiary of the Company. In addition the foregoing, the Company will indemnify Mr. Weadock from certain third party actions, derivative actions and actions where Mr. Weadock is decreased; provided, however, the Company shall not be obligated to indemnify Mr. Weadock for actions including, but not limited to, actions initiated by Mr. Weadock, for any action in which it is determined that the material assertions made by Mr. Weadock in such proceeding were not made in good faith or were frivolous, for any settlements not authorized by the Company, for any actions on the account of Mr. Weadock’s willful misconduct, and for any expenses and the payment of profits arising from the purchase and sale Mr. Weadock of securities in violation of Section 16(b) of the Securities Exchange Act, or any similar successor statute; provided, further that, that the Company shall not be obligated to indemnify Mr. Weadock for expenses or liabilities of any type whatsoever which have been paid directly to Mr. Weadock pursuant to the Company’s D&O Insurance policy.

Mr. Weadock no longer has an employment agreement.

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

Outstanding Equity Awards at December 31, 2018

As of December 31, 2018, we had not granted any stock-based compensation awards to any of our named executive officers. A total, however, of 100,000 shares of common stock were awarded to Daniel Weadock for 2018 per his 2018 employment agreement.

Director Compensation

No compensation applies to Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of the this date of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our director, and our executive officer and director as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 7401 W. Slaughter Lane #5078, Austin, Texas 78739.

Name	Number of Shares of Common Stock	Percentage
Thomas Cook	0	0.00%
Rick Gutshall	758,401	1.73%
Lang Coleman	1,317,528	3.01%
All executive officers and directors as a group (3 persons)	2,075,929	4.75%

5% Stockholders:
-

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 8, 2017, in connection with the Alamo Acquisition, Chad Sykes, founder and Chief of Cultivation, returned to the Company 2,500,000 shares of common stock of the Company.

On September 6, 2017, in connection with the Alamo Acquisition, the Company issued 2,957,763 shares of common stock to Dr. Lang Coleman, a Director of the Company.

On September 6, 2017, in connection with the Alamo Acquisition, the Company issued 758,401 shares of common stock to Rick Gutshall, Interim-Chief Executive Office, Chief Financial Officer and Director of the Company.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3) (iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Thayer O’Neal Company, LLC was our independent auditor for the years ended December 31, 2017 and December 31, 2018.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for the fiscal years 2018 and 2017.

	2018	2017
Audit fees	$	$56,190
Audit-related fees		—
Tax fees		—
All other fees		—
Total	$	$56,190

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

Item 15. Exhibits, Financial Statement Schedules.

Statements contained above as to the contents of any contract or other document that we have filed as an exhibit hereto, as listed below, are qualified in their entirety by reference to the exhibits for a complete statement of their terms and conditions. The following exhibits are included as part of this Registration Statement by reference:

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 4, 2017).

2.2	Certificate of Merger. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on August 29, 2017).

2.3	Certificate of Correction. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on September 12, 2017).

3.1	Articles of Incorporation – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form S-1 filed on March 5, 2014).

3.2	Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.2 in the Registrant’s Form S-1 filed on March 5, 2014).

3.4	Amended Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 99.1 in the Registrant’s Form 8-K filed on May 23, 2017).

4.1	Form of common stock Certificate of Indoor Harvest, Corp. (Incorporated by reference to exhibit 4.1 in the Registrant’s Form S-1 filed on March 5, 2014).

4.2	Indoor Harvest 2015 Stock Award Plan. (Incorporated by reference to Ex. 4.3 in the Registrant’s Registration Statement on Form S-8 filed on January 21, 2015, as amended).

10.1	Investment Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on October 13, 2017).

10.2	Registration Rights Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 13, 2017).

10.3	Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on October 13, 2017).

10.4	Amendment Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.4 in the Registrant’s Form 8-K filed on October 13, 2017).

10.5	Joint Venture Agreement between Indoor Harvest, Alamo CBD and Vyripharm. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on March 28, 2017).

10.6	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on March 28, 2017).

10.7	Choo Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on March 13, 2015).

10.8	Zimmerman Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on April 15, 2015).

10.9	Choo Employment Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on August 14, 2015).

10.10	Rockwell Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.11	Rockwell Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.12	FirstFire Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.13	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.14	FirstFire Securities Purchase Agreement dated October 19, 2016. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on October 21, 2016).

10.15	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 21, 2016).

10.16	Share Exchange Agreement with Alamo CBD, LLC and the members of Alamo CBD, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on April 26, 2017).

10.17	Gutshall Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 14, 2017).

10.18	Gutshall Employment Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on August 14, 2017).

10.19	Coleman Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.5 in the Registrant’s Form 8- K filed on August 14, 2017).

10.19	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on January 19, 2017).

10.20	Amendment dated February 13, 2018 to the Convertible Promissory Note issued to Tangiers on January 16, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018).

10.21	Executive Employment Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.22	Compensation Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.23	Indemnity Agreement dated February 20, 2018 by and between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 3, 2019	INDOOR HARVEST CORP

	By:	/s/ Thomas Cook
Thomas Cook
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Rick Gutshall	Director	June 3, 2019
Rick Gutshall

/s/ Dr. Lang Coleman		June 3, 2019
Dr. Lang Coleman

