Form 10-K/A
period 2018-12-31
Indoor Harvest Corp
filed 2019-06-20
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table presents our operating results for the year ended December 31, 2018 compared to December 31, 2017:

	Year Ended
	December 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	12,063	51,507	(39,444)	(77)%
Research and development	-	1,625	(1,625)	(100)%
Loss on investment in joint venture	-	250,000	(250,000)	(100)%
Impairment loss	-	1,440,961	(1,440,961)	(100)%
Professional fees	350,839	418,092	(67,253)	(16)%
General and administrative expenses	729,482	1,061,493	(332,011)	(31)%
Total operating expenses	1,092,384	3,223,678	(2,131,294)	(66)%
Loss from operations	(1,092,384)	(3,223,678)	2,131,294	(66)%
Other expense
Other income (expense)	-	7,196	(7,196)	(100)%
Loss on sale of equipment	-	(73,750)	(73,750)	(100)%
Interest expense	(121,985)	(163,047)	41,062	(25)%
Amortization of debt discount	(147,015)	(515,814)	368,799	(72)%
Change in fair value of embedded derivative liability	(2,024,858)	(442,957)	(1,581,901)	357)%
Total other income (expense)	(2,293,858)	(1,188,372)	(1,105,486)	93)%

Net loss	$(3,386,242)	$(4,412,050)	$1,025,808	(23)%

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

Other Expense

Total other expense for the year ended December 31, 2018 and 2017 were $2,293,858 and $1,188,372, respectively, for an increase of $1,105,486 or 93%. The increase is primarily related to the change in the fair value of the embedded derivative liability of $1,581,901 related to the Tangiers convertible notes payable offset by a decrease in amortization of debt discount.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2018 and 2017 was $3,382,242 and $4,412,050, respectively, for a decrease of $1,025,808 or 23%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2018 and December 31, 2017, respectively.

Working Capital

	December 31, 2018	December 31, 2017	Change	%
Current assets	$186,652	$89,905	$96,747	108%
Current liabilities	$2,653,299	$1,119,821	$1,533,478	137%
Working capital deficiency	$(2,466,647)	$(1,029,916)	$(1,436,731)	139%

Cash Flows

	Year Ended
	December 31,
	2018	2017	Change
Cash used in operating activities	$(680,753)	$(1,019,729)	$338,976
Cash used in investing activities	$-	$(239,750)	$239,750
Cash provided by financing activities	$800,982	$1,216,713	$(415,731)
Net Change in Cash During Period	$120,229	$(42,766)	$162,995

As at December 31, 2018, our Company’s cash balance was $155,682 and total assets were $205,104. As at December 31, 2017, our Company’s cash balance was $35,453 and total assets were $133,020.

As at December 31, 2018, our Company had total liabilities of $2,657,792 compared with total liabilities of $1,132,644 as at December 31, 2017.

As at December 31, 2018, our Company had a working capital deficiency of $2,466,647 compared with a working capital deficiency of $1,029,916 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to an increase in convertible notes payable, accounts payable and derivative liabilities.

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

Tangiers Promissory Notes

The Company has issued the following promissory notes to Tangiers:

●	“Note 1”: $550,000 Promissory Note dated March 22, 2017 and amendment thereto dated October 10, 2017.
●	“Note 2”: $50,000 Promissory Note dated October 12, 2017.
●	“Note 3”: $550,000 Promissory Note dated January 16, 2018 and amendment thereto dated February 13, 2018.
●	“Note 4”: $550,000 Promissory Note dated September 14, 2018 and amendment thereto dated December 14, 2018.

As of December 31, 2018, the balance under Note 1 is $76,027, which includes $44,000 guaranteed interest, and has a maturity date of April 10, 2018.

On January 9, 2018, the Company issued 899,685 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $100,000 of Note 1 at a conversion price of $0.11. On March 5, 2018, the Company issued 269,716 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $25,000 of Note 1 at a conversion price of $0.09. On March 21, 2018, the Company issued 295,631 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $25,000 of Note 1 at a conversion price of $0.08. On April 10, 2018, the Company issued 769,231 shares of its common stock to Tangiers pursuant to Tangiers’ conversion of $50,000 of Note 1 at a conversion price of $0.07.

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee. The promissory note maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. Upon a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retied prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. As of December 31, 2017, the balance under Note 2 is $55,000, which includes $5,000 guaranteed interest. As of December 31, 2018, Note 2 can be converted into 300,120 shares of the Company’s common stock.

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $550,000; Note 3 on January 16, 2018 with a maturity date of six months from the effective date of each payment. Note 3 is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. However, if Note is not paid back on or before the maturity date, defined in Note 3 as a “Maturity Default”, the conversion price of Note 3 shall then be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion of Note 3. As of December 31, 2018, the balance under Note 3 is $616,002, which includes $66,002 guaranteed interest.

The Company issued a fixed convertible promissory note to Tangiers for the principal sum of $550,000; Note 4 on September 4, 2018 with a maturity date of six months from the effective date of each payment. Note 4 is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. However, if Note is not paid back on or before the maturity date, defined in Note 3 as a “Maturity Default”, the conversion price of Note 4 shall then be adjusted to be equal to the lower of: (i) $0.08 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion of Note 3. As of December 31, 2018, the balance under Note 4 is $368,334, which includes $27,284 guaranteed interest.

Further, the amount of shares issuable upon conversion stated above are estimates only and any conversion of Note 1 or Note 2 or Note 3 or Note 4, by Tangiers is in solely at its discretion and the notes may never be converted, and further if a conversion does occur, the timing of such conversion would affect the potential number of common stock shares issued upon any such conversion based on the outstanding note amount and applicable conversion price at the time of any such conversion.

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

Item 8. Financial Statements and Supplementary Data.

INDOOR HARVEST CORP

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Indoor Harvest Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indoor Harvest Corp. (“the Company”), as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholder’s deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Matter of Emphasis

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the consolidated financial statements, the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2013

Houston, Texas

June 19, 2019

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$155,682	$35,453
Prepaid expenses	18,370	4,452
Unused commitment fee	-	50,000
Security deposit - short term	12,600	-
Total Current Assets	186,652	89,905

Furniture and equipment, net	14,250	24,623
Security deposit	-	12,600
Intangible asset, net	4,202	5,892
TOTAL ASSETS	$205,104	$133,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$234,699	$89,033
Accrued payroll	3,722	6,653
Deferred rent	1,826	6,239
Convertible notes payable, net of debt discount of $20,826 and $69,541, respectively	952,251	455,459
Derivative liability	1,452,469	554,917
Note payable - current portion	8,332	7,520
Total Current Liabilities	2,653,299	1,119,821

Long Term Liabilities:
Note payable	4,493	12,823
Total Liabilities	2,657,792	1,132,644

Stockholders’ Deficit
Preferred stock: 5,000,000 authorized; $0.01 par value Series A Convertible Preferred stock: 5,000,000 designated, 750,000 shares issued and outstanding at December 31, 2018 and 2017	7,500	7,500
Common stock: 50,000,000 authorized; $0.001 par value 34,888,415 and 25,503,678 shares issued and outstanding at December 31, 2018 and 2017, respectively	34,888	25,502
Additional paid in capital	9,299,988	7,376,196
Accumulated deficit	(11,795,064)	(8,408,822)
Total Stockholders’ Deficit	(2,452,688)	(999,624)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$205,104	$133,020

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2018	2017

Revenue	$-	$-

Operating Expenses
Depreciation and amortization	12,063	51,507
Research and development	-	1,625
Loss on investment in joint venture	-	250,000
Impairment loss	-	1,440,961
Professional fees	350,839	418,092
General and administrative	729,482	1,061,493
Total Operating Expenses	1,092,384	3,223,678

Loss from operations	(1,092,384)	(3,223,678)

Other Income (Expense)
Other income	-	7,196
Interest expense	(121,985)	(163,047)
Amortization of debt discount	(147,015)	(515,814)
Change in fair value of derivative liability	(2,024,858)	(442,957)
Loss on sale of equipment	-	(73,750)
Total other expense	(2,293,858)	(1,188,372)

Loss before income taxes	(3,386,242)	(4,412,050)

Provision for income taxes	-	-

Net Loss	$(3,386,242)	$(4,412,050)

Basic and dilutive loss per common share	$(0.12)	$(0.22)

Weighted average number of common shares outstanding	27,869,543	20,234,995

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2016	250,000	$2,500	15,213,512	$15,213	$3,829,528	$(3,996,772)	$(149,531)

Issuance of common stock
For cash	-	-	2,060,000	2,060	821,940	-	824,000
For services	-	-	1,549,840	1,550	565,380	-	566,930
Convertible debt converted into common stock	-	-	1,179,651	1,178	173,823	-	175,001
Beneficial conversion feature	-	-	-	-	120,333	-	120,333
Derivative liability	-	-	-	-	101,493	-	101,493
Conversion of preferred stock into common shares	(250,000)	(2,500)	416,667	417	35,321	-	33,238
For Alamo CBD asset acquisition	-	-	7,584,008	7,584	1,433,377	-	1,440,961
Issuance of preferred stock for cash	750,000	7,500	-	-	292,501	-	300,001
Voluntary return of stock by related party	-	-	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	-	-	(4,412,050)	(4,412,050)
Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - third party	-	-	1,443,833	1,444	115,112	-	116,556
Common stock issued for services - related party	-	-	1,062,558	1,063	172,913	-	173,976
Convertible debt converted into common stock	-	-	10,158,816	10,159	489,431	-	499,590
Derivative liability	-	-	-	-	1,127,306	-	1,127,306
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Net loss	-	-	-	-	-	(3,386,242)	(3,386,242)
Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,386,242)	$(4,412,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,063	51,507
Impairment loss	-	1,440,961
Amortization of debt discount	147,015	515,814
Loss on investment in joint venture	-	250,000
Loss on the sale of equipment	-	73,750
Change in fair value of derivative liability	2,024,858	442,957
Stock issued for services - third party	116,556	407,000
Stock issued for services - related party	173,976	159,930
Written off of unused commitment fee	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	34,853
Other receivable	-	7,323
Inventory	-	2,360
Prepaid expenses	(13,918)	(4,452)
Accounts payable and accrued expenses	202,283	33,236
Costs and estimated earnings in excess of billings	-	(20,155)
Deferred rent	(4,413)	(2,274)
Accrued compensation	(2,931)	(489)
Net Cash used in Operating Activities	(680,753)	(1,019,729)

Cash Flows from Investing Activities:
Proceeds from sale of asset	-	10,800
Purchase of equipment and software	-	(550)
Investment in joint venture	-	(250,000)
Net Cash used in Investing Activities	-	(239,750)

Cash Flows from Financing Activities:
Repayments of note payable	(7,518)	(6,787)
Proceeds from convertible notes, less OID costs paid	808,500	500,000
Repayments of convertible note	-	(175,000)
Settlement of demand note payable, less OID costs paid	-	(225,500)
Proceeds from issuance of preferred stock	-	300,000
Proceeds from issuance of common stock	-	824,000
Net Cash provided by Financing Activities	800,982	1,216,713

Net change in cash and cash equivalents	120,229	(42,766)
Cash and cash equivalents, beginning of year	35,453	78,219
Cash and cash equivalents, end of year	$155,682	$35,453

Supplemental Cash Flow Information
Cash paid for interest	$1,742	$2,469
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Beneficial conversion feature	$15,750	$120,333
Unused commitment fee	$-	$50,000
Settlement of convertible note into common shares	$499,590	$100,000
Conversion of convertible note into common shares	$-	$75,000
Conversion of preferred shares into common shares	$-	$2,500
Derivative liability reclassified to paid-in capital	$1,127,306	$-
Voluntary return of common stock by related party	$3,280	$2,500
Common stock issued for purchase of Alamo CBD	$-	$890,961

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

Significant estimates include, but are not limited to, the estimate of useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

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

Fair Value of Financial Instruments

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share- based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes fair value measurements by level at December 31, 2018 and 2017, measured at fair value on a recurring basis:

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,452,469	$1,452,469

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$554,917	$5545,917

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption, January 1, 2019, of ASU 2016-02 will have on the Company’s financial statements.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $3,386,242, net cash used in operations of $680,753 and has an accumulated deficit of $11,795,064, for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The business plan of the Company is to engage in the design, development, marketing and direct-selling of commercial grade aeroponics fixtures and supporting systems for use in urban Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”). During the next twelve months, the Company’s strategy is to: complete ongoing product development; commence product marketing, product assembly and sales; construct a demonstration CEA and BIA farm; and offer design-build services. The Company’s long-term strategy is to pursue ventures, acquisitions, and transactions involving cannabis related businesses.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2018 and 2017:

	December 31,	December 31,
Classification	2018	2017
Furniture and equipment	$11,666	$11,666
Leasehold improvements	38,717	38,717
Computer equipment	3,019	3,019
Total	53,402	53,402
Less: Accumulated depreciation	(39,152)	(28,779)
Property and equipment, net	$14,250	$24,623

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

NOTE 5 - INTANGIBLE ASSETS

There were no impairment charges taken for the domain name during the year ended December 31, 2018 and 2017.

Intangible assets consist of the following at December 31, 2018 and 2017:

	December 31,	December 31,
Classification	2018	2017
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(6,380)	(4,690)
Intangible assets, net	$4,202	$5,892

Amortization expense for the years ended December 31, 2018 and 2017, totaled $1,690 and $1,710, respectively.

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

Year Ending December 31,	Amount

2019	$9,258
2020	4,629
Total	13,887
Amount representing interest payments	1,062
Present value of future payments	12,825
Less: current portion	8,332
Loan payable	$4,493

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Note 1	$32,027	$475,000
Note 2	50,000	50,000
Note 3	550,000	-
Note 4	341,050
Total convertible notes payable	973,077	525,000

Less: Unamortized debt discount	(20,826)	(69,541)
Total convertible notes	952,251	455,459

Less: current portion of convertible notes	952,251	455,459
Long-term convertible notes	$-	$-

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

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of December 31, 2018 and 2017, the balance under Note 1 is $39,997 and $519,000, which includes $0 and $44,000 guaranteed interest and $7,970 and $0 accrued interest, respectively. As of December 31, 2018 and 2017, Note 1 can be converted into 2,017,525 and 3,280,255 shares of the Company’s common stock, respectively.

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

Note 2

On October 12, 2017. the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of December 31, 2018 and 2017, the balance under Note 2 is $61,384 and $55,000, which includes $5,000 and $5,000 guaranteed interest and $6,384 and $0 accrued interest, respectively. As of December 31, 2018 and 2017, Note 2 can be converted into 3,096,270 and 300,120 shares of the Company’s common stock, respectively.

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

On February 13, 2018, April 17, 2018, June 13, 2018, and July 27, 2018, the Company executed Amendments #1, #2, #3, and #4 to the Tangiers Note 3 for draws of $132,000, $132,000, $101,750 and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of December 31, 2018, the balance under Note 3 is $616,002, which includes $44,000 guaranteed interest and $22,002 accrued interest. As of December 31, 2018, Note 3 can be converted into 25,528,999 shares of the Company’s common stock.

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

The Company amortized $147,015 and $466,862 to interest expense during the years ended December 31, 2018 and 2017, as follows:

	December 31,	December 31,
	2018	2017
Debt discount, beginning of period	$69,541	$152,617
Additional debt discount and debt issue cost	98,300	383,786
Amortization of debt discount and debt issue cost	(147,015)	(466,862)
Debt discount, end of period	$20,826	$69,541

Debt Issuance Costs for Convertible Note

During the year ended December 31, 2018 and 2017, the Company did not pay any debt issue costs.

NOTE 8 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities at year end December 31, 2018:

Balance - December 31, 2017	$554,917
Addition of new derivatives recognized as loss on derivatives	1,486,260
Settled on issuance of common stock	(1,127,306)
Gain on change in fair value of the derivative	538,598
Balance - December 31, 2018	1,452,469
Less: current portion	(1,452,469)
Long-term derivative liabilities	$—

The following schedule shows the change in fair value of the derivative liabilities at year end December 31, 2017:

Derivative liabilities - December 31, 2016	$—
Add fair value at the commitment date for convertible notes issued during the current year	213,453
Less derivatives due to conversion	(101,493)
Fair value mark to market adjustment for derivatives	442,957
Derivative liabilities - December 31, 2017	554,917
Less: current portion	(554,917)
Long-term derivative liabilities	$—

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

On December 3, 2018, the Company issued 186,000 shares of its common stock to Daniel Strachman to an advisory agreement. The Company recorded fair value of $10,416 ($0.06 per share) based upon the most recent trading price per share of the Company’s stock.

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

The components of deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

Description	2018	2017

Deferred tax assets
Net operating losses	$1,382,118	1,118,472
Deferred tax liabilities
Accelerated tax depreciation	19,183	19,183
Net deferred tax assets	1,401,301	1,137,655

Less: Valuation allowance	(1,401,301)	(1,137,655)
Net	$-	-

At December 31, 2018 and 2017, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2018 of $7,020,876, if not used, will begin to expire in 2033.

The Company experienced a change in control for tax purposes in 2017 as a result of the merger with Alamo CBD. Accordingly, the future utilization of net operating losses will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

This loss carryforward expires according to the following schedule:

Year Ending December 31,	Amount

2033	$217,074
2034	368,378
2035	761,615
2036	1,610,192
2037	2,899,509
2038	1,164,108
$7,020,876

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

NOTE 13 - SUBSEQUENT EVENTS

On January 22, 2019 the Company converted $20,000 of a convertible note into 879,121 shares of its common stock.

On February 4, 201 the Company converted $12,026.99 of a convertible note payable and $2,000 of interest into 616,571 shares of its common stock.

Results of Operations

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

Certain Ownership Table(1)

Name	Number of Shares of Common Stock	Percentage
Thomas Cook (2)	0	%
Rick Gutshall (3)	758,401	.017%
Lang Coleman (4)	1,317,528	.039%
All executive officers and directors as a group (3 persons)	207,599	.047%

Benjamin Coleman	1,317,528	.03%

1. The percentages are based on the total issued common stock as of May 31, 2019, 43,730,188 shares.

2. Mr. Cook is both Chief Executive Officer and Chief Financial Officer.

3. Mr. Gutshall is a Director.

4. Mr. Coleman is a Director.

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

Item 14. Principal Accountant Fees and Services

Thayer O’Neal Company, LLC was our independent auditor for the years ended December 31, 2017 and December 31, 2018.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for the fiscal years 2018 and 2017.

	2018	2017
Audit fees	$60,930	$56,190
Audit-related fees		—
Tax fees		—
All other fees		—
Total	$60,930	$56,190

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

Dated: June 19, 2019	INDOOR HARVEST CORP

	By:	/s/ Thomas Cook
Thomas Cook
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Rick Gutshall	Director	June 19, 2019
Rick Gutshall

/s/ Dr. Lang Coleman		June 19, 2019
Dr. Lang Coleman

