Form 10-Q
period 2019-03-31
Indoor Harvest Corp
filed 2019-07-03
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

512-309-1776
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

[  ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,730,188 common shares issued and outstanding as of May 31, 2019.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$6,854	$155,682
Prepaid expenses	-	18,370
Security deposit - short term	12,600	12,600
Total Current Assets	19,454	186,652

Furniture and equipment, net	11,686	14,250
Intangible asset, net	3,824	4,202
TOTAL ASSETS	$34,964	$205,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$306,626	$234,699
Accrued payroll	-	3,722
Deferred rent	456	1,826
Convertible notes payable, net of debt discount of $6,408 and $20,826, respectively	902,142	952,251
Derivative liability	1,532,187	1,452,469
Note payable - current portion	8,543	8,332
Total Current Liabilities	2,749,954	2,653,299

Long Term Liabilities:
Note payable	2,279	4,493
Total Liabilities	2,752,233	2,657,792

Stockholders’ Deficit
Preferred stock: 5,000,000 authorized; $0.01 par value Series A Convertible Preferred stock: 5,000,000 designated, 750,000 shares issued and outstanding at March 31, 21019 and December 31, 2018	7,500	7,500
Common stock: 50,000,000 authorized; $0.001 par value 38,705,954 and 34,888,415 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	38,706	34,888
Additional paid in capital	9,546,431	9,299,988
Accumulated deficit	(12,309,906)	(11,795,064)
Total Stockholders’ Deficit	(2,717,269)	(2,452,688)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,964	$205,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$-	$-

Operating Expenses
Depreciation and amortization	2,942	3,038
Professional fees	141,099	71,375
General and administrative	142,022	198,190
Total Operating Expenses	286,063	272,603

Loss from operations	(286,063)	(272,603)

Other Income (Expense)
Other income	-	4
Interest income (expense)	9,294	(17,669)
Amortization of debt discount	(14,418)	(80,563)
Change in fair value of embedded derivative liability	(223,655)	243,615
Total other expense	(228,779)	145,387

Net Loss	$(514,842)	$(127,216)

Basic and dilutive loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	36,951,822	24,649,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party	-	-	790,249	791	32,827	-	33,618
Common stock issued for services - related party	-	-	129,012	129	6,050	-	6,179
Convertible debt converted into common stock	-	-	2,898,278	2,898	63,629	-	66,527
Derivative liability	-	-	-	-	143,937	-	143,937
Net loss	-	-	-	-	-	(514,842)	(514,842)
Balance - March 31, 2019	750,000	$7,500	38,705,954	$38,706	$9,546,431	$(12,309,906)	$(2,717,269)

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - related party	-	-	285,522	285	79,788	-	80,073
Convertible debt converted into common stock	-	-	1,465,032	1,464	148,535	-	149,999
Derivative liability	-	-	-	-	286,296	-	286,296
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Net loss	-	-	-	-	-	(127,216)	(127,216)
Balance - March 31, 2018	750,000	$7,500	23,973,762	$23,971	$7,909,845	$(8,536,038)	$(594,722)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(514,842)	$(127,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,942	3,038
Amortization of debt discount	14,418	80,563
Change in fair value of embedded derivative liability	223,655	(243,615)
Stock issued for services - third party	33,618	-
Stock issued for services - related party	6,179	80,073
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	18,370	4,452
Accounts payable and accrued expenses	73,927	20,541
Deferred rent	(1,370)	(568)
Accrued compensation - officers	(3,722)	(2,931)
Net Cash used in Operating Activities	(146,825)	(185,663)

Cash Flows from Financing Activities:
Repayments of note payable	(2,003)	(1,809)
Proceeds from convertible notes, less OID costs paid	-	195,000
Net Cash used in Financing Activities	(2,003)	193,191

Net change in cash and cash equivalents	(148,828)	7,528
Cash and cash equivalents, beginning of period	155,682	35,453
Cash and cash equivalents, end of period	$6,854	$42,981

Supplemental Cash Flow Information
Cash paid for interest	$1,742	$506
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Beneficial conversion feature	$-	$15,750
Settlement of convertible note into common shares	$-	$150,000
Conversion of convertible note into common shares	$66,527	$-
Conversion of preferred shares into common shares	$-	$-
Derivative liability reclassified to paid-in capital	$143,937	$286,296
Voluntary return of common stock by related party	$-	$3,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Fair Value of Financial Instruments

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at March 31, 2019 and December 31, 2018, measured at fair value on a recurring basis:

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,532,187	$1,532,187

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,452,469	$1,452,469

Adoption of New Accounting Standards

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The adoption of this standard did not have a significant impact on the financial statements.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $514,842, net cash used in operations of $146,825 and has an accumulated deficit of $12,309,906, for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

	March 31,	December 31,
	2019	2018
Accounts payable	$152,550	$45,525
Credit card	16,668	17,198
Accrued expenses	36,368	59,335
Accrued interest	101,040	112,641
	$306,626	$234,699

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Note 1	$-	$32,027
Note 2	50,000	50,000
Note 3	517,500	550,000
Note 4	341,050	341,050
Total convertible notes payable	908,550	973,077

Less: Unamortized debt discount	(6,408)	(20,826)
Total convertible notes	902,142	952,251

Less: current portion of convertible notes	902,142	952,251
Long-term convertible notes	$-	$-

Conversion

During the three months ended March 31, 2019, the Company converted notes with principal amounts and accrued interest of $66,527 into 2,898,278 shares of common stock. The corresponding derivative liability at the date of conversion of $143,937 was settled through additional paid in capital.

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of March 31, 2019 and December 31, 2018, the balance under Note 1 is $917 and $39,997, which $917 and $7,970 in accrued interest, respectively. As of March 31, 2019 and December 31, 2018, Note 1 can be converted into 40,085 and 2,017,525 shares of the Company’s common stock, respectively.

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

Note 2

On October 12, 2017. the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of March 31, 2019 and December 31, 2018, the balance under Note 2 is $59,356 and 61,384, which includes $5,000 and $5,000 in guaranteed interest and $4,356 and $6,384 in accrued interest, respectively. As of March 31, 2019 and December 31, 2018, Note 2 can be converted into 2,594,225 and 3,096,270 shares of the Company’s common stock, respectively.

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

On February 13, 2018, April 17, 2018, June 13, 2018, and July 27, 2018, the Company executed Amendments #1, #2, #3, and #4 to the Tangiers Note 3 for draws of $132,000, $132,000, $101,750 and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of March 31, 2019 and December 31, 2018, the balance under Note 3 is $580,573 and $616,002, which includes $44,000 and $44,000 in guaranteed interest and $19,073 and $22,002 in accrued interest. As of March 31, 2019 and December 31, 2018, Note 3 can be converted into 25,374,686 and 25,528,999 shares of the Company’s common stock.

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

On December 14, 2018, the Company executed Amendments #1 to the Tangiers Note 4 for draws of $171,050. All other terms and conditions of the Tangiers Note 4 remain effective. As of March 31, 2019 and December 31, 2018, the balance under Note 4 is $368,744 and $368,334, which includes $27,284 and $27,284 in guaranteed interest and $410 and $0 in accrued interest.

Debt Discount and Original Issuance Costs

The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs. The Company amortized debt discount of $14,418 and $80,563 to interest expense during the years ended March 31, 2019 and 2018, as follows:

	March 31, 2019	December 31, 2018
Debt discount, beginning of period	$20,826	$69,541
Additional debt discount and debt issue cost	-	98,300
Amortization of debt discount and debt issue cost	(14,418)	(147,015)
Debt discount, end of period	$6,408	$20,826

NOTE 5 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities at March 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2018	$1,452,469
Addition of new derivatives recognized as loss on derivatives	528,974
Settled on issuance of common stock	(143,937)
Gain on change in fair value of the derivative	(305,319)
Balance - March 31, 2019	1,532,187
Less: current portion	(1,532,187)
Long-term derivative liabilities	$-

The aggregate (gain) loss on derivatives during the three months ended March 31, 2019 and 2018 was $223,655 and ($243,615), respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Convertible Series A Preferred Stock

As at March 31, 2019 and December 31, 2018, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the three months ended March 31, 2019, the Company issued 3,817,539 shares of common stock as follows;

●	790,249 shares valued at $33,618 for consulting services
●	129,012 shares valued at $6,179 pursuance to Weadock Employment Agreement (Note6)
●	2,898,278 shares for conversion of debt of $66,527 (Note 4)

Common Stock Warrants and option

As of March 31, 2019, no warrants or options were outstanding.

NOTE 9 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities.

Deferred rent payable at March 31, 2019 and December 31, 2018 was $456 and $1,826, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the three months ended March 31, 2019 and 2018, were $12,788 and $13,240, respectively

At December 31, 2018, rental commitments are as follows:

Years Ending December 31,	Amount
2019	$18,876
Total	$18,876

NOTE 10 - SUBSEQUENT EVENTS

Effective May 15, 2019, the Registrant mutually and amicably arranged with departing officer and Director Daniel Weadock, for him to transition to becoming an advisor to the Registrant. Thus, Mr. Weadock no longer serves in any officer or Director capacity. As part of a non-material arrangement, subject to the Board monthly requests, Mr. Weadock focuses include consulting on potential acquisitions, among other things. The Board confirmed typical consulting arrangements to apply moving forward, including some shares of common stock, 100,000, potential future stock and other considerations, indemnifications and reimbursement of expenses.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table presents our operating results for the three months ended March 31, 2019 compared to December 31, 2017:

	Three Months Ended
	March 31,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	2,942	3,038	(96)	(3%)
Professional fees	141,099	71,375	69,724	98%
General and administrative expenses	142,022	198,190	(56,168)	(28%)
Total operating expenses	286,063	272,603	13,460	5%
Loss from operations	(286,063)	(272,603)	(13,460)	5%
Other expense
Other income (expense)	-	4	(4)	(100%)
Interest income (expense)	9,294	(17,669)	26,963	(153%)
Amortization of debt discount	(14,418)	(80,563)	66,145	(82%)
Change in fair value of embedded derivative liability	(223,655)	243,615	(467,270)	(192%)
Total other income (expense)	(228,779)	145,387	(374,166)	(257%)

Net loss	$(514,842)	$(127,216)	$(387,626)	305%

Revenues

During the three months ended March 31, 2019 and 2018, the Company generated no revenue.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 and 2018 were $286,063 and $272,603, respectively, for an aggregate increase of $13,460 or 5%. The aggregate increase is primarily related to an increase in professional fees of $69,724 or 16% associated with a legal fee and offset by a decrease in general and administrative expenses of $56,168 or 28% associated with stock-based compensation.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2019 and 2018 were ($228,779) and $145,387, respectively. The increase in other expense is primarily related to the change in the fair value of the embedded derivative liability from gain of $243,615 in 2018 to loss of $223,655 in 2019.

4

Net Loss

As a result of the factors discussed above, net loss for the three months ended March 31, 2019 and 2018 was $514,842 and $127,216, respectively, for an increase of $387,626 or 305%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31, 2019 and December 31, 2018, respectively.

Working Capital

	March 31, 2019	December 31, 2018	Change	%
Current assets	$19,454	$186,652	$(167,198)	(90%)
Current liabilities	$2,749,954	$2,653,299	$96,655	4%
Working capital deficiency	$(2,730,500)	$(2,466,647)	$(263,853)	11%

Cash Flows

	Three Months Ended
	March 31,
	2019	2018	Change	%
Cash used in operating activities	$(146,825)	$(185,663)	$38,838	(21%)
Cash provided by financing activities	$(2,003)	$193,191	$(195,194)	(101%)
Net Change in Cash During Period	$(148,828)	$7,528	$(156,356)	(2,077%)

As at March 31, 2019, December 31, 2018, our Company’s cash balance was $6,854 and total assets were $34,964. As at December 31, 2018, our Company’s cash balance was $155,682 and total assets were $205,104.

As at March 31, 2019, our Company had total liabilities of $2,752,233 compared with total liabilities of $2,657,792 as at December 31, 2018.

As at March 31, 2019, our Company had a working capital deficiency of $2,730,500 compared with a working capital deficiency of $2,466,647 as at December 31, 2018. The increase in working capital deficiency was primarily attributed to an increase in accounts payable and derivative liabilities offset by a decrease in cash.

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 were $146,825 and $185,663, respectively, for a decrease of $38,838. The improvement in net cash used in operating activities is primarily related to an increase in operating liabilities.

Cash Flow from Investing Activities

For the three months ended March 31, 2019 and 2018, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 were ($2,003) and $193,191, respectively. During the three months ended March 31, 2019, our Company repaid note payable of $2,003. During the three months ended March 31, 2018, our Company received $195,000 by way of loan under a convertible note payable and repaid note payable of $1,809.

5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business. We are not currently a party to any material legal proceeding.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

7

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)

Dated: July 3, 2019	/s/ Thomas Cook
Thomas Cook
Chief Executive Officer
(Principal Executive Officer)

Dated: July 3, 2019	/s/ Thomas Cook
Thomas Cook
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

8