Form 10-Q
period 2019-06-30
Indoor Harvest Corp
filed 2019-08-19
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$5,276	$155,682
Prepaid expenses	9,000	18,370
Security deposit - short term	12,600	12,600
Total Current Assets	26,876	186,652

Furniture and equipment, net	9,202	14,250
Intangible asset, net	3,446	4,202
TOTAL ASSETS	$39,524	$205,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$288,135	$234,699
Accrued payroll	-	3,722
Deferred rent	-	1,826
Due to related party	7,000	-
Convertible notes payable, net of debt discount of $56,503 and $20,826, respectively	864,551	952,251
Derivative liability	1,404,074	1,452,469
Note payable - current portion	8,768	8,332
Total Current Liabilities	2,572,528	2,653,299

Long Term Liabilities:
Note payable	-	4,493
Total Liabilities	2,572,528	2,657,792

Stockholders’ Deficit
Preferred stock: 5,000,000 authorized; $0.01 par value Series A Convertible Preferred stock: 5,000,000 designated, 750,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	7,500	7,500
Common stock: 50,000,000 authorized; $0.001 par value 47,261,766 and 34,888,415 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	47,262	34,888
Additional paid in capital	9,892,333	9,299,988
Accumulated deficit	(12,480,099)	(11,795,064)
Total Stockholders’ Deficit	(2,533,004)	(2,452,688)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,524	$205,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and amortization	2,862	3,017	5,804	6,055
Professional fees	19,400	41,664	160,499	113,039
General and administrative	87,847	266,841	229,869	465,031
Total Operating Expenses	110,109	311,522	396,172	584,125

Loss from operations	(110,109)	(311,522)	(396,172)	(584,125)

Other Income (Expense)
Interest income (expense)	(23,406)	(30,516)	(14,112)	(48,185)
Amortization of debt discount	(59,905)	(29,347)	(74,323)	(109,910)
Change in fair value of embedded derivative liability	23,227	(681,936)	(200,428)	(438,321)
Total other expense	(60,084)	(741,799)	(288,863)	(596,416)

Loss before income taxes	(170,193)	(1,053,321)	(685,035)	(1,180,541)

Provision for income taxes	-	-	-	-

Net Loss	$(170,193)	$(1,053,321)	$(685,035)	$(1,180,541)

Basic and dilutive loss per common share	$(0.00)	$(0.04)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	44,222,890	25,002,161	40,607,442	24,822,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additiona lPaid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party	-	-	790,249	791	32,827	-	33,618
Common stock issued for services - related party	-	-	129,012	129	6,050	-	6,179
Convertible debt converted into common stock	-	-	2,898,278	2,898	63,629	-	66,527
Derivative liability	-	-	-	-	143,937	-	143,937
Net loss	-	-	-	-	-	(514,842)	(514,842)
Balance - March 31, 2019	750,000	$7,500	38,705,954	$38,706	$9,546,431	$(12,309,906)	$(2,717,269)

Common stock issued for services - third party	-	-	1,455,069	1,455	29,793	-	31,248
Common stock issued for services - related party	-	-	130,000	130	4,379	-	4,509
Convertible debt converted into common stock	-	-	6,970,743	6,971	106,844	-	113,815
Derivative liability	-	-	-	-	204,886	-	204,886
Net loss	-	-	-	-	-	(170,193)	(170,193)
Balance - June 30, 2019	750,000	$7,500	47,261,766	$47,262	$9,892,333	$(12,480,099)	$(2,533,004)

	Series A Convertible
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - related party	-	-	285,522	285	79,788	-	80,073
Convertible debt converted into common stock	-	-	1,465,032	1,464	148,535	-	149,999
Derivative liability	-	-	-	-	286,296	-	286,296
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Net loss	-	-	-	-	-	(127,220)	(127,220)
Balance - March 31, 2018	750,000	$7,500	23,973,762	$23,971	$7,909,845	$(8,536,042)	$(594,726)

Common stock issued for services - related party	-	-	883,512	885	125,536	-	126,421
Convertible debt converted into common stock	-	-	1,065,089	1,066	73,935	-	75,001
Derivative liability	-	-	-	-	156,568	-	156,568
Net loss	-	-	-	-	-	(1,053,321)	(1,053,321)
Balance - March 31, 2018	750,000	$7,500	25,922,363	$25,922	$8,265,884	$(9,589,363)	$(1,290,057)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2019		2018
Cash Flows from Operating Activities:
Net loss		$(685,035)		$(1,180,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		5,804		6,055
Amortization of debt discount		74,323		109,910
Change in fair value of embedded derivative liability		200,428		438,321
Stock issued for services - third party		64,866		-
Stock issued for services - related party		10,688		206,494
Changes in operating assets and liabilities:
Accounts receivable		-		-
Prepaid expenses		9,370		4,452
Accounts payable and accrued expenses		71,755		41,282
Deferred rent		(1,826)		(1,671)
Accrued compensation - officers		(3,722)		(2,931)
Net Cash used in Operating Activities		(253,349)		(378,629)

Cash Flows from Financing Activities:
Repayments of note payable		(4,057)		(3,663)
Proceeds from convertible notes, less OID costs paid		100,000		407,500
Proceed from related party		7,000		-
Net Cash provided by Financing Activities		102,943		403,837

Net change in cash and cash equivalents		(150,406)		25,208
Cash and cash equivalents, beginning of period		155,682		35,453
Cash and cash equivalents, end of period		$5,276		$60,661

Supplemental Cash Flow Information
Cash paid for interest		$1,742		$969
Cash paid for taxes		$-		$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$		$
Beneficial conversion feature		$-		$15,750
Settlement of convertible note into common shares		$-		$225,000
Conversion of convertible note into common shares		$180,342		$-
Conversion of preferred shares into common shares		$-		$-
Derivative liability reclassified to paid-in capital		$348,823		$442,864
Voluntary return of common stock by related party		$-		$3,280

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

The following table summarizes fair value measurements by level at June 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,404,074	$1,404,074

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,452,469	$1,452,469

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $685,035, net cash used in operations of $253,349 and has an accumulated deficit of $12,480,099, for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

	June 30,	December 31,
	2019	2018
Accounts payable	$116,396	$45,525
Credit card	16,577	17,198
Accrued expenses	47,481	59,335
Accrued interest	107,681	112,641
	$288,135	$234,699

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Note 1	$-	$32,027
Note 2	50,000	50,000
Note 3	420,004	550,000
Note 4	451,050	341,050
Total convertible notes payable	921,054	973,077

Less: Unamortized debt discount	(56,503)	(20,826)
Total convertible notes	864,551	952,251

Less: current portion of convertible notes	864,551	952,251
Long-term convertible notes	$-	$-

Conversion

During the six months ended June 30, 2019, the Company converted notes with principal amounts and accrued interest of $180,342 into 9,869,021 shares of common stock. The corresponding derivative liability at the date of conversion of $348,823 was settled through additional paid in capital.

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of June 30, 2019 and December 31, 2018, the balance under Note 1 is $917 and $39,997, which $917 and $7,970 in accrued interest, respectively. As of June 30, 2019 and December 31, 2018, Note 1 can be converted into 88,173 and 2,017,525 shares of the Company’s common stock, respectively.

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

Note 2

On October 12, 2017. the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of June 30, 2019 and December 31, 2018, the balance under Note 2 is $60,603 and 61,384, which includes $5,000 and $5,000 in guaranteed interest and $5,603 and $6,384 in accrued interest, respectively. As of June 30, 2019 and December 31, 2018, Note 2 can be converted into 5,790,965 and 3,096,270 shares of the Company’s common stock, respectively.

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

On February 13, 2018, April 17, 2018, June 13, 2018, and July 27, 2018, the Company executed Amendments #1, #2, #3, and #4 to the Tangiers Note 3 for draws of $132,000, $132,000, $101,750 and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of June 30, 2019 and December 31, 2018, the balance under Note 3 is $475,644 and $616,002, which includes $37,400 and $44,000 in guaranteed interest and $18,240 and $22,002 in accrued interest. As of June 30, 2019 and December 31, 2018, Note 3 can be converted into 45,450,912 and 25,528,999 shares of the Company’s common stock.

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

On December 14, 2018 and April 2, 2019, the Company executed Amendments #1 and #2 to the Tangiers Note 4 for draws of $171,050 and $110,000, respectively. All other terms and conditions of the Tangiers Note 4 remain effective. As of June 30, 2019 and December 31, 2018, the balance under Note 4 is $491,572 and $368,334, which includes $36,084 and $27,284 in guaranteed interest and $4,438and $0 in accrued interest.

Debt Discount and Original Issuance Costs

The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs. The Company amortized debt discount of $74,323 and $109,910 to interest expense during the six months ended June 30, 2019 and 2018, as follows:

	June 30,	December 31,
	2019	2018
Debt discount, beginning of period	$20,826	$69,541
Additional debt discount and debt issue cost	110,000	98,300
Amortization of debt discount and debt issue cost	(74,323)	(147,015)
Debt discount, end of period	$56,503	$20,826

NOTE 5 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

At June 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
June 30,
2019
Expected term	0.26 - 0.50
Expected average volatility	208% - 227%
Expected dividend yield	-
Risk-free interest rate	2.12% - 2.45%

The following schedule shows the change in fair value of the derivative liabilities at June 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2018	$1,452,469
Addition of new derivatives recognized as debt discounts	100,000
Addition of new derivatives recognized as options compensation	-
Addition of new derivatives recognized as loss on derivatives	936,782
Settled on issuance of common stock	(348,823)
Gain on change in fair value of the derivative	(736,354)
Balance - June 30, 2019	1,404,074
Less: current portion	(1,404,074)
Long-term derivative liabilities	$-

The aggregate loss on derivatives during the six months ended June 30, 2019 and 2018 was $200,428 and $438,321, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On January 15, 2018 Ms. Sandra Fowler, was appointed as the Chief Marketing Officer of the Company. Pursuant to the terms of the Fowler Employment Agreement, Ms. Fowler shall serve as Chief Marketing Officer of the Company. The initial term of the agreement will expire on January 15, 2019 and commencing on January 15, 2019 and on each anniversary of such date thereafter, the term of the Fowler Employment Agreement shall automatically renew for a one-year period, unless earlier terminated by either party pursuant to the terms of the Fowler Employment Agreement. In consideration for Ms. Fowler’s services, under the Fowler Employment Agreement, Ms. Fowler shall receive (i) an annual base salary of $48,000 and (ii) 200,000 shares of restricted common stock of the Company. Further, pursuant to the Fowler Employment Agreement, the Company agreed to revise the annual base compensation for Ms. Fowler to $65,000, after 90 days of the execution of the Fowler Employment Agreement, or after the Company raises not less than $1,000,000 from sales of its equity securities subsequent to the execution of the Fowler Employment Agreement, whichever may come first. In addition, Ms. Fowler shall be eligible to participate in any equity-based incentive compensation plan or programs adopted by the Company’s board of directors. On January 15, 2019, this agreement was terminated.

Weadock Employment Agreement

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

Management

Effective May 15, 2019, the Board of Directors has appointed Thomas Cook to act as interim principal accounting officer and principal executive officer serving in the capacity of interim CEO and interim CFO with non-material arrangements to apply moving forward, including compensation of $5,000 and 10,000 shares monthly, potential stock and other considerations, indemnifications and reimbursement of expenses. Mr. Cook owns no Company securities at this time. While Mr. Cook is acting CEO and CFO, the Company sees him serving in a limited role while it is actively seeking new CEO and CFO candidates to serve on long term basis, with education and experiences to fit the Company 2019 plans.

NOTE 7 - SHAREHOLDERS’ EQUITY

Convertible Series A Preferred Stock

As at June 30, 2019 and December 31, 2018, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the six months ended June 30, 2019, the Company issued 12,373,351 shares of common stock as follows;

●	2,245,318 shares valued at $64,866 for consulting services
●	129,012 shares valued at $6,179 pursuance to Weadock Employment Agreement (Note6)
●	100,000 shares valued at $3,690 for a termination of Weadock Employment Agreement (Note 6)
●	30,000 shares valued at $819 for a management compensation (Note 6)
●	9,869,021 shares for conversion of debt of $180,342 (Note 4)

Common Stock Warrants and option

As of June 30, 2019, no warrants or options were outstanding.

NOTE 9 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities.

Deferred rent payable at June 30, 2019 and December 31, 2018 was $0 and $1,826, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the six months ended June 30, 2019 and 2018, were $17,050 and $21,308, respectively

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued 1,433,349 shares for conversion of debt of $15,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

The following table presents our operating results for the three and six months ended June 30, 2019 compared to 2018:

Three months ended June 30, 2019 compared to 2018

	Three Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	2,862	3,017	(155)	(5%)
Professional fees	19,400	41,664	(22,264)	(53%)
General and administrative expenses	87,847	266,841	(178,994)	(67%)
Total operating expenses	110,109	311,522	(201,413)	(65%)
Loss from operations	(110,109)	(311,522)	201,413	(65%)
Other expense
Other income (expense)	-	-	-	-
Interest expense	(23,406)	(30,516)	7,110	(23%)
Amortization of debt discount	(59,905)	(29,347)	(30,558)	104%
Change in fair value of embedded derivative liability	23,227	(681,936)	705,163	(103%)
Total other income (expense)	(60,084)	(741,799)	681,715	(92%)
Net loss	$(170,193)	$(1,053,321)	$883,128	(84%)

Six months ended June 30, 2019 compared to 2018

	Six Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	5,804	6,055	(251)	(4%)
Professional fees	160,499	113,039	47,460	42%
General and administrative expenses	229,869	465,031	(235,162)	(51%)
Total operating expenses	396,172	584,125	(187,953)	(32%)
Loss from operations	(396,172)	(584,125)	187,953	(32%)
Other expense
Interest expense	(14,112)	(48,185)	34,073	(71%)
Amortization of debt discount	(74,323)	(109,910)	35,587	(32%)
Change in fair value of embedded derivative liability	(200,428)	(438,321)	237,893	(54%)
Total other income (expense)	(288,863)	(596,416)	307,553	(52%)

Net loss	$(685,035)	$(1,180,541)	$495,506	(42%)

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2019 and December 31, 2018, respectively.

Working Capital

	June 30,	December 31,
	2019	2018	Change	%
Current assets	$26,876	$186,652	$(159,776)	(86%)
Current liabilities	$2,572,528	$2,653,299	$(80,771)	(3%)
Working capital deficiency	$(2,545,652)	$(2,466,647)	$(79,005)	3%

Cash Flows

	Six Months Ended
	June 30,
	2019	2018	Change
Cash used in operating activities	$(253,349)	$(378,629)	$125,280
Cash provided by financing activities	$102,943	$403,837	$(300,894)
Net Change in Cash During Period	$(150,406)	$25,208	$(175,614)

4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)

Dated: August 19, 2019	/s/ Thomas Cook
Thomas Cook
Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2019	/s/ Thomas Cook
Thomas Cook
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

7