Form 10-Q/A
period 2019-06-30
Indoor Harvest Corp
filed 2019-10-24
CIK 1572565

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

[  ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,261,766 common shares issued and outstanding as of June 30, 2019.

EXPLANATORY NOTES

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the six months ended June 30, 2019, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on August 19, 2019 (the “Quarterly Report”), to:

●	comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB,

●	to update various disclosures throughout this quarterly report,

●	to include the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act, and,

●	to include exhibit 101, for XBRL (eXtensible Business Reporting Language) files.

This Amendment No. 1 revises the original filing of the Original Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

2

3

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

4

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors

Indoor Harvest Corp

We have reviewed the consolidated balance sheet of Indoor Harvest Corp, as of June 30, 2019, and the related consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, and consolidated statements of cashflows for the six months ended June 30, 2019 and 2018. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Indoor Harvest Corp as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended not presented herein and we expressed an unqualified opinion on those consolidated financial statements in our report dated June 19, 2019, which contains an emphasis of matter paragraph that states that the consolidated financial statements were prepared assuming that the Company will continue as a going concern. In our opinion, the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

Sincerely

/s/ Thayer O’Neal Company, LLC
Thayer O’Neal Company LLC
Sugarland, Texas
October 17, 2019

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

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and amortization	2,862	3,017	5,804	6,055
Professional fees	19,400	41,664	160,499	113,039
General and administrative	87,847	266,841	229,869	465,031
Total Operating Expenses	110,109	311,522	396,172	584,125

Loss from operations	(110,109)	(311,522)	(396,172)	(584,125)

Other Income (Expense)
Interest expense	(23,406)	(30,516)	(14,112)	(48,185)
Amortization of debt discount	(59,905)	(29,347)	(74,323)	(109,910)
Change in fair value of embedded derivative liability	23,227	(681,936)	(200,428)	(438,321)
Total other expense	(60,084)	(741,799)	(288,863)	(596,416)

Loss before income taxes	(170,193)	(1,053,321)	(685,035)	(1,180,541)

Provision for income taxes	-	-	-	-

Net Loss	$(170,193)	$(1,053,321)	$(685,035)	$(1,180,541)

Basic and dilutive loss per common share	$(0.00)	$(0.04)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	41,377,331	25,002,161	40,590,377	24,822,879

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

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(685,035)	$(1,180,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,804	6,055
Amortization of debt discount	74,323	109,910
Change in fair value of embedded derivative liability	200,428	438,321
Stock issued for services - third party	64,866	-
Stock issued for services - related party	10,688	206,494
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	9,370	4,452
Accounts payable and accrued expenses	71,755	41,282
Deferred rent	(1,826)	(1,671)
Accrued compensation - officers	(3,722)	(2,931)
Net Cash used in Operating Activities	(253,349)	(378,629)

Cash Flows from Financing Activities:
Repayments of note payable	(4,057)	(3,663)
Proceeds from convertible notes, less OID costs paid	100,000	407,500
Proceed from related party	7,000	-
Net Cash provided by Financing Activities	102,943	403,837

Net change in cash and cash equivalents	(150,406)	25,208
Cash and cash equivalents, beginning of period	155,682	35,453
Cash and cash equivalents, end of period	$5,276	$60,661

Supplemental Cash Flow Information
Cash paid for interest	$1,742	$969
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$100,000	$-
Beneficial conversion feature	$-	$15,750
Settlement of convertible note into common shares	$-	$225,000
Conversion of convertible note into common shares	$180,342	$-
Conversion of preferred shares into common shares	$-	$-
Derivative liability reclassified to paid-in capital	$348,823	$442,864
Voluntary return of common stock by related party	$-	$3,280

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

	June 30,	December 31,
	2019	2018
Accounts payable	$116,396	$45,525
Revolving credit	16,577	17,198
Accrued expenses	47,481	59,335
Accrued interest	107,681	112,641
	$288,135	$234,699

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Note 1	$-	$32,027
Note 2	50,000	50,000
Note 3	420,004	550,000
Note 4	451,050	341,050
Total convertible notes payable	921,054	973,077

Less: Unamortized debt discount	(56,503)	(20,826)
Total convertible notes	864,551	952,251

Less: current portion of convertible notes	864,551	952,251
Long-term convertible notes	$-	$-

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table presents our operating results for the three months ended June 30, 2019 compared to three months ended June 30, 2018:

	Three Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	2,862	3,017	(155)	(5)%
Professional fees	19,400	41,664	(22,264)	(53)%
General and administrative expenses	87,847	266,841	(178,994)	(67)%
Total operating expenses	110,109	311,522	(201,413)	(65)%
Loss from operations	(110,109)	(311,522)	201,413	(65)%
Other income (expense)
Interest expense	(23,406)	(30,516)	7,110	(23)%
Amortization of debt discount	(59,905)	(29,347)	(30,558)	104%
Change in fair value of embedded derivative liability	23,227	(681,936)	705,163	(103)%
Total other expense	(60,084)	(741,799)	681,715	(92)%
Net loss	$(170,193)	$(1,053,321)	$883,128	(84)%

Revenues

During the three months ended June 30, 2019 and 2018, the Company generated no revenue.

Operating Expenses

Total operating expenses for the three months ended June 30, 2019 and 2018 were $110,109 and $311,522, respectively, for an aggregate decrease of $201,413 or 65%. The aggregate decrease is primarily related to a decrease in general and administrative expenses of $178,994 or 67% associated with stock-based compensation and payroll expense.

Other Income (Expense)

Total other expense for the three months ended June 30, 2019 and 2018 were $60,084 and $741,799, respectively. The decrease in other expense is primarily related to the change in the fair value of the embedded derivative liability of $705,163, from a loss of $681,936 in 2018 to a gain of $23,227 in 2019.

Net Loss

As a result of the factors discussed above, net loss for the three months ended June 30, 2019 and 2018 was $170,193 and $1,053,321, respectively, for a decrease of $883,128 or 84%.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The following table presents our operating results for the six months ended June 30, 2019 compared to six months ended June 30, 2018:

	Six Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	5,804	6,055	(251)	(4)%
Professional fees	160,499	113,039	47,460	42%
General and administrative expenses	229,869	465,031	(235,162)	(51)%
Total operating expenses	396,172	584,125	(187,953)	(32)%
Loss from operations	(396,172)	(584,125)	187,953	(32)%
Other expense
Interest expense	(14,112)	(48,185)	34,073	(71)%
Amortization of debt discount	(74,323)	(109,910)	35,587	(32)%
Change in fair value of embedded derivative liability	(200,428)	(438,321)	237,893	(54)%
Total other expense	(288,863)	(596,416)	307,553	(52)%

Net loss	$(685,035)	$(1,180,541)	$495,506	(42)%

5

Revenues

During the six months ended June 30, 2019 and 2018, the Company generated no revenue.

Operating Expenses

Total operating expenses for the six months ended June 30, 2019 and 2018 were $396,172 and $584,125, respectively, for an aggregate decrease of $187,953 or 32%. The aggregate decrease is primarily related to a decrease in general and administrative expenses of $235,162 or 51% associated with stock-based compensation and payroll expense offset by an increase in professional legal fee of $47,460.

Other Expense

Total other expense for the six months ended June 30, 2019 and 2018 were $288,863 and $596,416, respectively. The decrease in other expense is primarily related to the change in the fair value of the embedded derivative liability from $438,321 in 2018 to $200,428 in 2019.

Net Loss

As a result of the factors discussed above, net loss for the six months ended June 30, 2019 and 2018 was $685,035 and $1,180,541, respectively, for a decrease of $495,506 or 42%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2019 and December 31, 2018, respectively.

Working Capital

	June 30,	December 31,
	2019	2018	Change	%
Current assets	$26,876	$186,652	$(159,776)	(86)%
Current liabilities	$2,572,528	$2,653,299	$(80,771)	(3)%
Working capital deficiency	$(2,545,652)	$(2,466,647)	$(79,005)	3%

As at June 30, 2019, December 31, 2018, our Company’s cash balance was $5,276 and total assets were $39,524. As at December 31, 2018, our Company’s cash balance was $155,682 and total assets were $205,104.

As at June 30, 2019, our Company had total liabilities of $22,572,528 compared with total liabilities of $2,657,792 as at December 31, 2018.

As at June 30, 2019, our Company had a working capital deficiency of $2,545,652 compared with a working capital deficiency of $2,466,647 as at December 31, 2018. The increase in working capital deficiency was primarily attributed to a decrease in cash offset by a decrease in convertible notes.

Cash Flows

	Six Months Ended
	June 30,
	2019	2018	Change
Cash used in operating activities	$(253,349)	$(378,629)	$125,280
Cash provided by financing activities	$102,943	$403,837	$(300,894)
Net Change in Cash During Period	$(150,406)	$25,208	$(175,614)

6

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 were $253,349 and $378,629, respectively, for a decrease of $125,280. The improvement in net cash used in operating activities is primarily related to a decrease in net loss.

Cash Flow from Investing Activities

For the six months ended June 30, 2019 and 2018, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 were $102,943 and $403,837, respectively. During the six months ended June 30, 2019, our Company received $100,000 from proceeds by way of loan under convertible notes and $7,000 from loan from a related party, and repaid note payable of $4,057. During the six months ended June 30, 2018, our Company received $407,500 by way of loan under a convertible note payable and repaid note payable of $3,663.

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

7

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

8

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)

Dated: October 24, 2019	/s/ Thomas Cook
Thomas Cook
Chief Executive Officer
(Principal Executive Officer)

Dated: October 24, 2019	/s/ Thomas Cook
Thomas Cook
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

9