Form 10-Q
period 2019-09-30
Indoor Harvest Corp
filed 2019-11-19
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

[  ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,238,222 common shares issued and outstanding as of September 30, 2019.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: November 19, 2019	/s/ Thomas Cook
Thomas Cook
Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2019	/s/ Thomas Cook
Thomas Cook
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

7