Form 10-Q/A
period 2019-09-30
Indoor Harvest Corp
filed 2019-12-26
CIK 1572565

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

512-710-7676
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

[  ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,891,885 common shares issued and outstanding as of November 13, 2019.

EXPLANATORY NOTES

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2019, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on November19, 2019 (the “Quarterly Report”), to:

●	comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB,

●	to update financial statements and various other disclosures throughout this quarterly report,

●	to include the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act, and,

●	to include exhibit 101, for XBRL (eXtensible Business Reporting Language) files.

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

INDOOR HARVEST CORP

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Indoor Harvest Corp.

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Indoor Harvest Corp. (the Company) as of September 30, 2019, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2019, the consolidated statements of stockholders’ deficits, and consolidated statements of cash flows for the nine-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

San Mateo, CA	WWC, Professional Corporation
December 26, 2019	Certified Public Accountants

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$22,195	$155,682
Prepaid expenses	9,000	18,370
Security deposit	-	12,600
Total Current Assets	31,195	186,652

Furniture and equipment, net	6,737	14,250
Intangible asset, net	3,068	4,202
TOTAL ASSETS	$41,000	$205,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$309,656	$234,699
Accrued payroll	-	3,722
Deferred rent	-	1,826
Due to related party	25,208	-
Convertible notes payable, net of debt discount of $64,955 and $20,826, respectively	850,640	952,251
Derivative liability	1,628,881	1,452,469
Note payable - current portion	7,369	8,332
Total Current Liabilities	2,821,754	2,653,299

Long Term Liabilities:
Note payable	-	4,493
Total Liabilities	2,821,754	2,657,792

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value Series A Convertible Preferred stock: 5,000,000 designated, 750,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	7,500	7,500
Common stock: 3,000,000,000 authorized; $0.001 par value 65,690,760 and 34,888,415 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	65,691	34,888
Additional paid in capital	10,119,815	9,299,988
Accumulated deficit	(12,973,760)	(11,795,064)
Total Stockholders’ Deficit	(2,780,754)	(2,452,688)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,000	$205,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and amortization	2,843	3,019	8,647	9,074
Stock based compensation	35,960	52,041	111,514	258,535
Professional fees	60,715	81,717	221,214	194,756
General and administrative	18,738	109,789	173,053	368,326
Total Operating Expenses	118,256	246,566	514,428	830,691

Loss from operations	(118,256)	(246,566)	(514,428)	(830,691)

Other Income (Expense)
Interest expense	(17,399)	(39,128)	(31,511)	(87,313)
Amortization of debt discount	(56,548)	(16,047)	(130,871)	(125,957)
Change in fair value of embedded derivative liability	(301,458)	(1,089,075)	(501,886)	(1,527,396)
Total other expense	(375,405)	(1,144,250)	(664,268)	(1,740,666)

Loss before income taxes	(493,661)	(1,390,816)	(1,178,696)	(2,571,357)

Provision for income taxes	-	-	-	-

Net Loss	$(493,661)	$(1,390,816)	$(1,178,696)	$(2,571,357)

Basic and dilutive loss per common share	$(0.01)	$(0.05)	$(0.03)	$(0.10)

Weighted average number of common shares outstanding	52,651,594	27,954,160	44,666,277	25,878,110

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2019

	Series A Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party	-	-	790,249	791	32,827	-	33,618
Common stock issued for services - related party	-	-	129,012	129	6,050	-	6,179
Convertible debt converted into common stock	-	-	2,898,278	2,898	63,629	-	66,527
Derivative liability	-	-	-	-	143,937	-	143,937
Net loss	-	-	-	-	-	(514,842)	(514,842)
Balance - March 31, 2019	750,000	7,500	38,705,954	38,706	9,546,431	(12,309,906)	(2,717,269)

Common stock issued for services - third party	-	-	1,455,069	1,455	29,793	-	31,248
Common stock issued for services - related party	-	-	130,000	130	4,379	-	4,509
Convertible debt converted into common stock	-	-	6,970,743	6,971	106,844	-	113,815
Derivative liability	-	-	-	-	204,886	-	204,886
Net loss	-	-	-	-	-	(170,193)	(170,193)
Balance - June 30, 2019	750,000	7,500	47,261,766	47,262	9,892,333	(12,480,099)	(2,533,004)

Common stock issued for services - third party	-	-	-	-	-	-	-
Common stock issued for services - related party	-	-	30,000	30	330	-	360
Convertible debt converted into common stock	-	-	18,398,994	18,399	88,501	-	106,900
Derivative liability	-	-	-	-	138,651	-	138,651
Net loss	-	-	-	-	-	(493,661)	(493,661)
Balance - September 30, 2019	750,000	$7,500	65,690,760	$65,691	$10,119,815	$(12,973,760)	$(2,780,754)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2018

	Series A Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - related party	-	-	285,522	286	79,788	-	80,074
Convertible debt converted into common stock	-	-	1,465,032	1,465	148,535	-	150,000
Derivative liability	-	-	-	-	286,296	-	286,296
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Net loss	-	-	-	-	-	(127,220)	(127,220)
Balance - March 31, 2018	750,000	7,500	23,973,762	23,973	$7,909,845	(8,536,042)	(594,724)

Common stock issued for services - third party	-	-	424,500	425	50,515	-	50,940
Common stock issued for services - related party	-	-	459,012	459	75,022	-	75,481
Convertible debt converted into common stock	-	-	1,065,089	1,065	73,935	-	75,000
Derivative liability	-	-	-	-	156,568	-	156,568
Net loss	-	-	-	-	-	(1,053,321)	(1,053,321)
Balance - June 30, 2018	750,000	7,500	25,922,363	$25,922	$8,265,885	$(9,589,363)	$(1,290,056)

Common stock issued for services - third party	-	-	683,333	683	41,817	-	42,500
Common stock issued for services - related party	-	-	159,012	159	9,381	-	9,540
Convertible debt converted into common stock	-	-	4,276,751	4,277	158,313	-	162,590
Derivative liability	-	-	-	-	399,408	-	399,408
Net loss	-	-	-	-	-	(1,390,816)	(1,390,816)
Balance - September 30, 2018	750,000	$7,500	31,041,459	$31,041	$8,874,804	$(10,980,179)	$(2,066,834)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(1,178,696)	$(2,571,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,647	9,074
Amortization of debt discount	130,871	125,957
Expenses paid by related party	18,108	-
Change in fair value of embedded derivative liability	501,886	1,527,396
Stock issued for services - third party	100,466	93,440
Stock issued for services - related party	11,048	165,095
Changes in operating assets and liabilities:
Prepaid expenses	9,370	(12,048)
Security deposit	12,600	-
Accounts payable and accrued expenses	94,117	99,464
Deferred rent	(1,826)	(3,044)
Accrued compensation - officers	(3,722)	(2,931)
Net Cash used in Operating Activities	(297,131)	(568,954)

Cash Flows from Financing Activities:
Repayments of note payable	(5,456)	(5,566)
Proceeds from convertible notes, less OID costs paid	162,000	653,000
Proceeds from related party	7,100	-
Net Cash provided by Financing Activities	163,644	647,434

Net change in cash and cash equivalents	(133,487)	78,480
Cash and cash equivalents, beginning of period	155,682	35,453
Cash and cash equivalents, end of period	$22,195	$113,933

Supplemental Cash Flow Information
Cash paid for interest	$779	$1,380
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$162,000	$-
Beneficial conversion feature	$-	$15,750
Settlement of convertible note into common shares	$-	$387,590
Conversion of convertible note into common shares	$251,642	$-
Conversion of preferred shares into common shares	$-	$-
Derivative liability reclassified to paid-in capital	$487,474	$842,272
Voluntary return of common stock by related party	$-	$3,280

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

On August 14, 2019, the Company established a wholly owned subsidiary, IHC Consulting, Inc. (“IHC”), in the State of New York of the United States of America. The IHC is a dormant company as of the date of this report.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Indoor Harvest Corp. and its wholly-owned subsidiaries, Alamo CBD and IHC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The following table summarizes fair value measurements by level at September 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,628,881	$1,628,881

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,452,469	$1,452,469

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,178,696, net cash used in operations of $297,131 and has an accumulated deficit of $12,973,760, for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

Accounts payable and accrued liabilities at September 30, 2019 and December 31, 2019 are as follows:

	September 30,	December 31,
	2019	2018
Accounts payable	$120,814	$45,525
Credit card	15,965	17,198
Accrued expenses	49,881	59,335
Accrued interest	122,996	112,641
	$309,656	$234,699

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Note 1	$-	$32,027
Note 2	50,000	50,000
Note 3	349,545	550,000
Note 4	451,050	341,050
Note 5	65,000	-
Total convertible notes payable	915,595	973,077

Less: Unamortized debt discount	(64,955)	(20,826)
Total convertible notes	850,640	952,251

Less: current portion of convertible notes	850,640	952,251
Long-term convertible notes	$-	$-

Conversion

During the nine months ended September 30, 2019, the Company converted notes with principal amounts and accrued interest of $251,642 into 24,268,015 shares of common stock. The corresponding derivative liability at the date of conversion of $487,474 was settled through additional paid in capital.

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of September 30, 2019 and December 31, 2018, the balance under Note 1 is $917 and $39,997, which $917 and $7,970 in accrued interest, respectively. As of September 30, 2019 and December 31, 2018, Note 1 can be converted into 293,910 and 2,017,525 shares of the Company’s common stock, respectively.

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

Note 2

On October 12, 2017, the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of September 30, 2019 and December 31, 2018, the balance under Note 2 is $61,863 and $61,384, which includes $5,000 and $5,000 in guaranteed interest and $6,863 and $6,384 in accrued interest, respectively. As of September 30, 2019 and December 31, 2018, Note 2 can be converted into 19,827,797 and 3,096,270 shares of the Company’s common stock, respectively.

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

On February 13, 2018, April 17, 2018, June 13, 2018, and July 27, 2018, the Company executed Amendments #1, #2, #3, and #4 to the Tangiers Note 3 for draws of $132,000, $132,000, $101,750 and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of September 30, 2019 and December 31, 2018, the balance under Note 3 is $412,238 and $616,002, which includes $37,400 and $44,000 in guaranteed interest and $25,293 and $22,002 in accrued interest. As of September 30, 2019 and December 31, 2018, Note 3 can be converted into 132,127,546 and 25,528,999 shares of the Company’s common stock.

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

On December 14, 2018 and April 2, 2019, the Company executed Amendments #1 and #2 to the Tangiers Note 4 for draws of $171,050 and $110,000, respectively. All other terms and conditions of the Tangiers Note 4 remain effective. As of September 30, 2019 and December 31, 2018, the balance under Note 4 is $498,449 and $368,334, which includes $36,084 and $27,284 in guaranteed interest and $11,315 and $0 in accrued interest.

Note 5

On September 23, 2019, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 5”) to Power Up Lending Group Ltd. (“Power Up”), in the principal amount of $65,000, which includes a $3,000 original issue discount. Note 5 is convertible into shares of the Company’s common stock one hundred eighty (180) days from September 23, 2019. Note 5 is convertible at a conversion price of 61% of the average of the two (2) lowest trading prices of the Company’s common stock during the twenty (20) consecutive trading days prior to the date of on which Power Up elects to convert all or part of the Note 5.

Debt Discount and Original Issuance Costs

The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs. The Company amortized debt discount of $130,871 and $125,957 to interest expense during the nine months ended September 30, 2019 and 2018, as follows:

	September 30,	December 31,
	2019	2018
Debt discount, beginning of period	$20,826	$69,541
Additional debt discount and debt issue cost	175,000	98,300
Amortization of debt discount and debt issue cost	(130,871)	(147,015)
Debt discount, end of period	$64,955	$20,826

NOTE 5 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

At September 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended September 30, 2019	Year ended December 31, 2018
Expected term	0.01 - 0.50	-
Expected average volatility	186% - 287%	-
Expected dividend yield	-	-
Risk-free interest rate	1.75% - 2.45%	-

The following schedule shows the change in fair value of the derivative liabilities at September 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2018	$1,452,469
Addition of new derivatives recognized as debt discounts	162,000
Addition of new derivatives recognized as options compensation	-
Addition of new derivatives recognized as loss on derivatives	969,724
Settled on issuance of common stock	(487,474)
Gain on change in fair value of the derivative	(467,838)
Balance - September 30, 2019	1,628,881
Less: current portion	(1,628,881)
Long-term derivative liabilities	$-

The aggregate loss on derivatives during the nine months ended September 30, 2019 and 2018 was $501,886 and $1,527,396, respectively.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 15,000,000 shares of preferred stock with a par value of $0.01.

Convertible Series A Preferred Stock

As at September 30, 2019 and December 31, 2018, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with a par value of $0.001 per share. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2019, the Company issued 30,802,345 shares of common stock as follows:

●	6,245,318 shares valued at $100,466 for consulting services
●	129,012 shares valued at $6,179 pursuance to Weadock Employment Agreement (Note6)
●	100,000 shares valued at $3,690 for a termination of Weadock Employment Agreement (Note 6)
●	60,000 shares valued at $1,179 for a management compensation (Note 6)
●	24,268,015 shares for conversion of debt of $251,642 (Note 4)

NOTE 8 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities. The lease was terminated during the nine months ended September 30, 2019 and a security deposit was fully applied to a payment of accrued rent. As of September 30, 2019, the Company recorded accrued rent of $15,714.

Deferred rent payable at September 30, 2019 and December 31, 2018 was $0 and $1,826, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the nine months ended September 30, 2019 and 2018, were $17,050 and $34,831, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company issued 34,201,125 shares for conversion of debt of $55,024.

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The following table presents our operating results for the three months ended September 30, 2019 compared to three months ended September 30, 2018:

	Three Months Ended
	September 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	2,843	3,019	(176)	(6)%
Stock based compensation	35,960	52,041	(16,081)	(31)%
Professional fees	60,715	81,717	(21,002)	(26)%
General and administrative expenses	18,738	109,789	(91,051)	(83)%
Total operating expenses	118,256	246,566	(128,310)	(52)%
Loss from operations	(118,256)	(246,566)	(128,310)	(52)%
Other expense
Interest expense	(17,399)	(39,128)	(21,729)	(56)%
Amortization of debt discount	(56,548)	(16,047)	40,501	252%
Change in fair value of embedded derivative liability	(301,458)	(1,089,075)	(787,617)	(72)%
Total other expense	(375,405)	(1,144,250)	(768,845)	(67)%
Net loss	$(493,661)	$(1,390,816)	$(897,155)	(65)%

Revenues

During the three months ended September 30, 2019 and 2018, the Company generated no revenue.

Operating Expenses

Total operating expenses for the three months ended September 30, 2019 and 2018 were $118,256 and $246,566, respectively, for an aggregate decrease of $128,310 or 52%. The aggregate decrease is primarily related to a decrease in general and administrative expenses of $91,051 or 83% associated with payroll expense.

Other Expense

Total other expense for the three months ended September 30, 2019 and 2018 were $375,405 and $1,144,250, respectively. The decrease in other expense is primarily related to the change in the fair value of the embedded derivative liability of $787,617, from a loss of $1,089,075 in 2018 to a loss of $301,458 in 2019.

Net Loss

As a result of the factors discussed above, net loss for the three months ended September 30, 2019 and 2018 was $493,661 and $1,390,816, respectively, for a decrease of $897,155 or 65%.

Nine months ended September 30, 2019 compared to Nine months ended September 30, 2018

The following table presents our operating results for the nine months ended September 30, 2019 compared to nine months ended September 30, 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	8,647	9,074	(427)	(5)%
Stock based compensation	111,514	258,535	(147,021)	(57)%
Professional fees	221,214	194,756	26,458	14%
General and administrative expenses	173,053	368,326	(195,273)	(53)%
Total operating expenses	514,428	830,691	(316,263)	(38)%
Loss from operations	(514,428)	(830,691)	(316,263)	(38)%
Other expense
Interest expense	(31,511)	(87,313)	(55,802)	(64)%
Amortization of debt discount	(130,871)	(125,957)	4,914	4%
Change in fair value of embedded derivative liability	(501,886)	(1,527,396)	(1,025,510)	(67)%
Total other expense	(664,268)	(1,740,666)	(1,076,398)	(62)%
Net loss	$(1,178,696)	$(2,571,357)	$(1,392,661)	(54)%

Revenues

During the nine months ended September 30, 2019 and 2018, the Company generated no revenue.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 and 2018 were $514,428 and $830,691, respectively, for an aggregate decrease of $316,263 or 38%. The aggregate decrease is primarily related to a decrease in general and administrative expenses of $195,273 or 53% associated with payroll expense and to a decrease in stock based compensation of $147,021 or 57%.

Other Expense

Total other expense for the nine months ended September 30, 2019 and 2018 were $664,268 and $1,740,666, respectively. The decrease in other expense is primarily related to the change in the fair value of the embedded derivative liability from $1,527,396 in 2018 to $501,886 in 2019.

Net Loss

As a result of the factors discussed above, net loss for the nine months ended September 30, 2019 and 2018 was $1,178,696 and $2,571,357, respectively, for a decrease of $1,392,661 or 54%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2019 and December 31, 2018, respectively.

Working Capital

	September 30, 2019	December 31, 2018	Change	%
Current assets	$31,195	$186,652	$(155,457)	(83)%
Current liabilities	$2,821,754	$2,653,299	$168,455	6%
Working capital deficiency	$(2,790,559)	$(2,466,647)	$323,912	13%

As at September 30, 2019, December 31, 2018, our Company’s cash balance was $22,195 and total assets were $41,000. As at December 31, 2018, our Company’s cash balance was $155,682 and total assets were $205,104.

As at September 30, 2019, our Company had total liabilities of $2,821,754 compared with total liabilities of $2,657,792 as at December 31, 2018.

As at September 30, 2019, our Company had a working capital deficiency of $2,790,559 compared with a working capital deficiency of $2,466,647 as at December 31, 2018. The increase in working capital deficiency was primarily attributed to a decrease in cash and security deposit and an increase in accounts payable and accrued expenses offset by a decrease in convertible notes.

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018	Change	%
Cash used in operating activities	$(297,131)	$(568,954)	$(271,823)	(48)%
Cash provided by financing activities	$163,644	$647,434	$(483,790)	(75)%
Net Change in Cash During Period	$(133,487)	$78,480	$(211,967)	(270)%

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 were $297,131 and $568,954, respectively, for a decrease of $271,823. The improvement in net cash used in operating activities is primarily related to a decrease in net loss.

Cash Flow from Investing Activities

For the nine months ended September 30, 2019 and 2018, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 were $163,644 and $647,434, respectively. The decrease in the cash flow is mainly due to decrease in proceeds from convertible notes from $653,000 in the nine months ended September 2018 to $162,000 in the same period in 2019.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: December 26, 2019	/s/ Thomas Cook
Thomas Cook
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

