Form 10-K
period 2019-12-31
Indoor Harvest Corp
filed 2020-10-01
CIK 1572565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019 was $709,192,_ based upon the closing price of $ 0.0161 of the registrant’s common stock on that date as reported on OTC Markets Group Inc.

As of August 17, 2020, there were 1,870,681,042 shares of registrant’s common stock outstanding.

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

PART I

Item 1. Business.

Organization

Indoor Harvest Corp (the “Company”) is a Texas corporation formed on November 23, 2011. Our principal executive office was located at 7401 W. Slaughter Lane #5078, Austin, Texas 78739 for the year ended 2019. From inception until about August 4, 2017, in summary, the Company pursued a business of certain engineering, procurement and construction related services as to the indoor and vertical farming industry and production platforms, mechanical systems and custom designed build outs for both Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”), for two unique industries, produce and cannabis.

In mid-2016, the Company began efforts to separate its produce and cannabis related pursuits due to ongoing feedback from both clients and potential institutional investors. It was determined that the Company’s involvement in the cannabis industry was creating conflicts for clients and potential institutional investors wishing to work with the Company from the produce industry due to the public perception and political issues surrounding the cannabis industry. By late-2016, the Company had decided to cease actively selling its products and services to the vertical farming industry and to focus on utilizing the Company’s developed technology and methods for the cannabis industry.

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

On August 14, 2019, the Company established a wholly owned subsidiary, IHC Consulting, Inc. (“IHC”), in the State of New York of the United States of America. IHC Consulting will provide consulting and other services to the Company and others on a contracted basis.

Description of Business

Indoor Harvest, through its brand name Indoor Harvest®, is focused on leveraging technology and planning on Vertical Farming, Building Integrated Agriculture, Controlled Environment Agriculture and Aeroponic Cultivation technology with other synergistic enterprises in the Cannabis industry as part of our new 2019 merger and acquisition or an M&A/vertical integration strategy.

We developed technology relating to a high pressure aeroponic platform for growing cannabis. Aeroponic production differs from both conventional hydroponics and in-vitro (plant tissue culture) growing. Unlike hydroponics, which uses water as a growing medium, along with essential minerals to sustain plant growth, aeroponics uses no growing medium. We plan to continue to look for partners and opportunities to refine the development and commercialization of our high pressure Aeroponic Cultivation technology.

Our previous efforts focused on aggregating and integrating early stage cannabis companies focused on Genetics, Tissue Culture, Controlled Environment Ag technologies, including high pressure Aeroponic Cultivation, Micropropagation and Cultivation operations.

Our current strategy is to position the Company as an integrated consolidation platform offering for cannabis industry companies focused on hemp, other hemp-related products, CBD, with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

Our operational expenditures will be focused on our plans to create shareholder value through an M&A and strategic partnership strategy, while managing the necessary costs related to being a fully reporting company with the SEC.

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

Nothing herein is a legal opinion or a complete or up to date statement on laws, regulations, or policies, especially given the shifting legal and regulatory landscape.

Changes in Business Operations

2019 was a continuation of our 2018 restructuring, reorganizing, and repositioning of the business. . Thankfully, with the help of our financing and other relationships or partners, we believe we are positioning to reemerge with new management, momentum, and ideas to further our technology whilst leveraging our public company to create shareholder value.

At the same time, the Company has expanded its vision and mission to enhance and accelerate the creation of new value for shareholders by pursuing a new two-pronged strategy.

The first prong is to continue to look for opportunities to build and deploy our technology designs in partnership with others. Currently, the Company is conducting its internal due diligence and assessing the agriculture technology and future revenue potential.

The second prong of the strategy will be to seek out strategic partnerships and M&A opportunities with other synergistic enterprises that can benefit by leveraging our public vehicle and management expertise. We plan to expand our team and capabilities to fill this role.

On March 15, 2018, the Company formed its’ scientific advisory board, which will assist management in the development of its business plans in the cannabis industry. The initial members of the scientific advisory board consisted of Dr. Ronald Walter, Dr. Nadia Sabeh and Mr. Damian Solomon. We are in the process of evaluating the restructure efforts relative to the board and may adjust our plans.

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

In addition to the foregoing, following the closing of the Alamo Acquisition, and Alamo CBD being successfully awarded a provisional or full license to produce and dispense cannabis in the State of Texas, Indoor Harvest will issue to the individual Alamo Surviving Members, an additional Eight Million Five Hundred Thousand Dollars ($8,500,000) of newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCMarkets, prior to the time of issuance. However, there can be no assurance that Alamo CBD will be awarded such license in the near future or at all.

Additionally, upon Alamo CBD successfully being registered and licensed by the Drug Enforcement Agency (“DEA”) to produce and dispense cannabis under federal law, Indoor Harvest will issue to the individual Alamo Surviving Members, an additional Two Million Five Hundred Thousand Dollars ($2,500,000) cash payment, or newly-issued shares of common stock of Indoor Harvest, par value $0.001, based upon the three (3) day average closing price of the Company’s common stock, as quoted on the OTCMarkets, prior to the time of issuance, at the option of the individual Alamo Surviving Members. A combination of cash and common stock may be elected by Alamo Surviving Members individually. However, there can be no assurance that Alamo CBD will be registered or licensed by the DEA, in the near future or at all.

On August 8, 2017, Chad Sykes, the Company’s Founder and Chief of Cultivation, returned 2,500,000 shares of common stock to the Company. Mr. Sykes voluntarily returned such shares in order to prevent dilution to the Company’s shareholders as a result of the Alamo Acquisition and in order to facilitate the Alamo Acquisition. The return of common stock by Chad Sykes was a non-cash transaction and reduced the common stock outstanding as of December 31, 2017. The cancellation of shares was not applied to the acquisition of assets from Alamo CBD. Therefore, there was a $1,440,961 impairment loss of intangible assets. .On September 6, 2017, the Company issued an aggregate of 7,584,008 shares of common stock to the members of Alamo CBD related to the Alamo Acquisition.

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

Our Current Portfolio of Product Designs

The Company has developed proprietary high pressure aeroponic cultivation system designs as well as flood and drain and floating raft designs, for cannabis and other agriculture products. Below is a brief description of the Company’s products. Management has not determined its current view as to future use of these assets.

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

Remove dead link here

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

Plan of Expanded Operations

Our current strategy is to position the Company as an integrated consolidation platform offering for cannabis industry companies focused on hemp, other hemp-related products, CBD, with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

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

We will be working on branding and building our team in 2020, once we have our new plans funded.

Competition and Market Position

We are taking a two-pronged approach to creating shareholder value for Indoor Harvest.

We will continue to look for opportunities to deploy some aspect of our aeroponic cultivation technology in an R&D setting to complete development and commercialization. Additionally, we have an opportunity to leverage our public company as a consolidation vehicle with other synergistic and like-minded companies in the Cannabis industry. This may be done by asset acquisitions, mergers, joint ventures, or other strategic initiatives.

OTC Markets

OTC Markets offer small companies almost comparable benefits of the NYSE or Nasdaq markets, a liquid, secondary trading market, visibility, access to capital, a public market valuation and the ability for small companies to build their brand and reputation across the network, at nearly half the cost of an NYSE listing.

We are positioning to compete with consolidated or vertically integrated cannabis science and technology companies trading on the OTC Markets.

Technology Competition

We will be a small competitor in the industry. Many of our competitors have substantially greater financial, marketing, personnel, and other resources than we do. We believe based upon management’s knowledge of the industry that we are the first company to develop and offer a fixture based, fully integrated aeroponic biomanufacturing platform for the cannabis industry. Instead of relying on a product-based design, we have developed individual fixtures that can be used in whole, or in part, to create a variety of modular designs of any scale, or size. By breaking our platform down into individual, independent fixtures, we offer a level of customizability that currently is not offered by our competitors.

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

Employees

As of August 18, 2020, we have no full-time employees but use a variety of advisors and consultants.

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

Item 2. Properties.

Our Offices

Our headquarters are pending.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We may be subject to one or more claims or suits but based on COVID and management changes, and problems with mail deliveries, we are not readily able to supply all details as of filing and plan to file updates as we are able.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the OTCMarkets under the symbol “INQD”. As of August 17, 2020, there were 1,870,681,042 outstanding shares of common stock and approximately 74 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Common Stock

As of August 17, 2020, there were 1,870,681,042 shares of common stock issued and outstanding.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stockholders are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Holders of Common Stock

We have 74 shareholders of record for our common stock, as of August 17, 2020.

Preferred Stock

The Company has designated 15,000,000 shares of Series A Preferred Stock with a par value of $0.01.

The stated value of each issued share of Series A Convertible Preferred Stock shall be deemed to be $1.00, as the same may be equitably adjusted whenever there may occur a stock dividend, stock split, combination, reclassification or similar event affecting the Series A Convertible Preferred Stock. There are no dividends payable on the Series A Convertible Preferred Stock. Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter

The Series A Preferred Stock also had a “down-round” protection feature provided to the investors if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $1.00 per common share. The conversion price was automatically adjustable down to the price of the instrument being issued. As a result of conversions during the year ended December 31, 2019, the Series A Preferred Stock conversion price was reset to $0.0006175 per share.

As of December 31, 2019, the 13 preferred shareholders holding 750,000 preferred shares can convert to 1.214 billion shares of common stock, which was significantly more than the outstanding common stock at that time. As of August 17, 2020, there are currently 1,870,681,042 shares outstanding. The Company has increased its authorized shares to 10 billion shares in May of 2020, addressing the potential Company control issue if conversion of all the preferred shares were to occur at the same time.

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

As at December 31, 2019, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were no outstanding warrants as of December 31, 2019.

Options

There are no outstanding options to purchase our securities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Reports on Form 10-Q as follows:

During the year ended December 31, 2019, the Company issued 166,148,889 shares of common stock as follows:

●	6,245,318 shares valued at $100,466 for consulting services

●	129,012 shares valued at $6,179 pursuance to Weadock Employment Agreement

●	100,000 shares valued at $3,690 for a termination of Weadock Employment Agreement

●	90,000 shares valued at $1,218 for a management compensation

●	159,584,559 shares for conversion of debt of $367,128

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

The company spent the majority of 2019 reorganizing, restructuring, and repositioning the business.

We were funded by Tangiers Global, LLC through a convertible note structure from 2017 into 2019, that allowed the Company to keep being active while we restructure, reposition and recapitalize the company. We continue to seek funding from other capital sources as we position the company for future growth.

As part of a restructuring and recapitalization effort the Company plans to regularly increases the number of shares of common stock the Company is authorized to issue. We believe this will enable the Company to raise additional capital by allowing funding sources to be able to convert debt to shares, a common form of funding, and to utilize shares as currency for future M&A transactions or related strategic initiatives.

Raising new capital is critical to the Company going forward and will be a primary focus once SEC filings are completed and brought current.

Our current strategy is positioning the Company as an integration and consolidation platform offering other cannabis and hemp companies the potential to be part of a bigger opportunity, sharing intellectual capital, business networks, technology, and access to new capital markets with liquidity for investors. We will analyze cannabis and hemp companies focused on Genetics, Tissue Culture, Controlled Environment Ag technologies, including high pressure Aeroponic Cultivation, Cultivation operations, robotics and AI, Hemp, CBD and other CPG related products.

Our operational expenditures will primarily focus on review of existing assets, vetting potential M&A targets and related due diligence costs, as well as the necessary costs related to being a fully reporting company with the SEC.

On March 5, 2020, The Company entered into a material definitive agreement with Fincann Corp., a New York corporation (the “Fincann”). Fincann provides banking related strategies or solutions for the cannabis-related industry through a growing consortium of financial institutions, to help marijuana-related businesses (MRBs) to access essential banking services without complicated workarounds. Due diligence efforts are ongoing.

We are in the process of establishing a headquarters.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2019 and 2018, which are included herein.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Our operating results for the years ended December 31, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	11,147	12,063	(916)	(8)%
Stock based compensation	111,553	290,533	(178,980)	(62)%
Professional fees	310,588	350,839	(40,251)	(11)%
General and administrative expenses	199,432	438,949	(239,517)	(55)%
Total operating expenses	632,720	1,092,384	(459,664)	(42)%
Loss from operations	(632,720)	(1,092,384)	459,664	(42)%
Other expense
Interest expense	(135,844)	(121,985)	13,859	11%
Amortization of debt discount	(157,631)	(147,015)	10,616	7%
Change in fair value of embedded derivative liability	(2,170,626)	(2,024,858)	145,768	7%
Total other expense	(2,464,101)	(2,293,858)	170,243	7%
Net loss	$(3,096,821)	$(3,386,242)	$(289,421)	(9)%

Revenues

During the years ended December 31, 2019 and 2018, the Company generated no revenue.

Operating Expenses

Total operating expenses for the year ended December 31, 2019 and 2018 were $632,720 and $1,092,384, respectively, for an aggregate decrease of 459,664 or 42%. The aggregate decrease is primarily related to 62% decrease in stock-based compensation of $178,980, 11% decrease in professional fees of $40,251 and 55% decrease in general and administrative expenses of $239,517.

Other Expense

Total other expense for the year ended December 31, 2019 and 2018 were $2,464,101 and $2,293,858, respectively, for an increase of $170,243 or 7%. The increase is primarily related to the change in the fair value of the embedded derivative liability of $145,768 related to the Tangiers convertible notes payable and Series A Preferred Stock, an increase in amortization of debt discount of $10,616 and interest expenses of $13,859.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2019 and 2018 was $3,096,821 and $3,386,242, respectively, for a decrease of $289,421 or 9%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2019 and December 31, 2018, respectively.

Working Capital

	December 31,	December 31,
	2019	2018	Change	%
Current assets	$17,684	$186,652	$(168,968)	(91)%
Current liabilities	$4,331,080	$2,653,299	$1,677,781	63%
Working capital (deficiency)	$(4,313,396)	$(2,466,647)	$(1,846,749)	(75)%

Cash Flows

	Year Ended
	December 31,
	2019	2018	Change	%
Cash used in operating activities	$441,602	$680,753	$(239,151)	(35)%
Cash used in investing activities	$-	$-	$-	-
Cash provided by financing activities	$298,273	$800,982	$(502,709)	(63)%
Net Change in Cash During Period	$(143,329)	$120,229	$(263,558)	(219)%

As at December 31, 2019, our Company’s cash balance was $12,353 and total assets were $24,989. As at December 31, 2018, our Company’s cash balance was $155,682 and total assets were $205,104.

As at December 31, 2019, our Company had total liabilities of $4,331,080, compared with total liabilities of $2,657,792 as at December 31, 2018.

As of December 31, 2019, our Company had a working capital deficiency of $4,313,396 compared with a working capital deficiency of $2,466,647 as at December 31, 2018. The increase in working capital deficiency was primarily attributed to an increase in derivative liabilities of $1,577,279, accounts payable and accrued expenses of $165,011 and offset with a decrease in convertible notes payable of $54,423.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 and 2018 were $441,602 and $680,753, respectively, for a decrease of $239,151. The improvement in net cash used in operating activities is primarily related to a decrease in operating expenses, from reductions in professional fees and general and administrative expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2019 and 2018, we had no cash used in investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 and 2018 were $298,273 and $800,982, respectively, for a decrease of $502,709. During the year December 31, 2019, we received $307,304 by way of loan under a convertible note payable and repaid note payable of $9,131. During the year December 31, 2018, we received $808,500 by way of loan under a convertible note payable and repaid note payable of $7,518.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-23.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

On November 15, 2019, we replaced Thayer O’Neal Company with WWC, P.C. as our independent principal accountant to audit the Company’s financial statements.

Item 9A – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon such evaluation, Chief Executive Officer (the principal executive officer and principal financial officer) have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework.

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

Based on its evaluation as of December 31, 2019, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the Company’s limited resources, there are limited controls over financial information processing. The Company determined that its internal control over financial reporting was not effective as of December 31, 2019. The basis for the conclusions that such internal control was ineffective included the following considerations:

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth our Officers and Directors as of May 31, 2019 . The Board of Directors elects our Executive Officers  annually. Our Directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our Officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our Directors and Executive Officers are as follows:

Name	Position	Age
Thomas Cook	Chief Executive and Chief Financial Officer	55
Leslie Bocskor	Incoming Chief Executive and Chief Financial Officer	55
Rick Gutshall	Director	46
Dr. Lang Coleman	Director	66

Effective May 15, 2019, the Company (Registrant) mutually and amicably arranged with departing officer and Director Daniel Weadock, for him to transition to an advisor to the Registrant. Thus, Mr. Weadock no longer serves in any officer or Director capacity. As part of a non-material arrangement, subject to the Board monthly requests, Mr. Weadock focuses include consulting on potential acquisitions, among other things. The Board confirmed typical consulting arrangements to apply moving forward, including some shares of common stock, 100,000, potential future stock and other considerations, indemnifications, and reimbursement of expenses.

Effective May 15, 2019, the Board of Directors has appointed Thomas Cook to act as interim principal accounting officer and principal executive officer serving in the capacity of interim CEO and interim CFO with non-material arrangements to apply moving forward, including compensation of $2,500 monthly, potential stock and other considerations, indemnifications and reimbursement of expenses. Mr. Cook owns no Company securities at this time. While Mr. Cook is acting CEO and CFO, the Company sees him serving in a limited role while it is actively seeking new CEO and CFO candidates to serve on long term basis, with education and experiences to fit the Company 2020 plans.

Effective May 11, 2020, the Company (Registrant) mutually and amicably completed a change of officers, as to the principal accounting officer and principal executive officer, the person serving in the capacity of interim CEO and interim CFO. Mr. Cook, serving as both up to such time, departed, and no longer serves in any officer or Director capacity. The Board of Directors appointed Leslie Bocskor to act as a principal executive officer serving in the capacity of CEO with non-material arrangements to apply moving forward, including compensation of $2,500 monthly, potential stock, and other considerations, indemnifications, and reimbursement of expenses.

Thomas Cook. Mr. Cook, age 54, was appointed as interim Chief Executive Officer and interim Chief Financial Officer to the Company effective May 15, 2019. His appointment was for limited attention and services while the Company restructures management, business and seeks potential long-term CEO and CFO candidates. Mr. Cook has years of experience dealing with management teams of companies, private and public, and law firms, financial firms, and others and is skilled at dynamic communication, governmental filings compliance (mostly on a state basis), follow-up skills, and organizational record keeping. He has about 22 years account management experience within the corporate compliance industry, approximately 10 years of which was with CT Corporation, a Wolters Kluwer company. He founded his own compliance firm, TCE Compliance Services, about 8 years ago and assists the Company, for nominal compensation, on certain standard corporate filing services. He honorably served and was discharged, the United States Marine Corps, 1984 to 1988.

Rick Gutshall. Mr. Gutshall served as our Interim Chief Executive Officer from August 2017 to February 20, 2018 and has served as a member of our Board of Directors since August 2017 and served as our Chief Financial Officer from August 2017 to December 2017. Since 2016, Mr. Gutshall has served as Chief Financial Officer of Alamo CBD LLC, and since 1999, he has served as a principal of KW Gutshall & Associates (“KW Gutshall”). Mr. Gutshall is responsible for personalized financial planning, wealth management and retirement planning for clients at KW Gutshall and has been a licensed financial advisor since 1997. Mr. Gutshall received his Bachelor of Business Administration, Management and Operations from Concordia University-Austin in 1997. As a member of the Board, Mr. Gutshall will contribute the benefits of his executive leadership and management experience in finance, business development, contract negotiations and public speaking. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company.

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

Leslie Bocskor. Mr. Bocskor is the Chairman and founder of Electrum Partners or “EP.” EP is involved in a variety of related industry ventures and consulting. He is a recognized industry consultant in the legal cannabis area and interacts with mainstream media often being featured, including Forbes, CNBC, The Wall Street Journal, and more. He formed Electrum Partners in 2014 and became the founding Chairman of the Nevada Cannabis Industry Association (NVCIA). He is an active speaker at industry conferences, including the ArcView Group. Leslie began his career at Lehman Brothers and later went on to co-found Mason Cabot, a New York based investment bank focused on emerging technologies and finance. In 2005, he served as Managing Partner with Lennox Hill Partners. Bocskor often advised politicians, industry leaders, and investment firms who seek out his groundbreaking analysis and insight into the cannabis economy.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company’s last completed fiscal year of 2019 for all services rendered to the Company.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chad Sykes, former CEO, Secretary	2018								0
	2019	$48,077	—	—	—	—	—	—	$48,077

Daniel Weadock, Former CEO	2018	0		$151					$151
	2019			$13					$13

Rick Gutshall	2018	0							0
Former interim CEO and Former CFO (3)	2019	0							0

Thomas Cook	2019							$18,750	$18,750

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of the common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	Chad Sykes, Founder, resigned as CEO, Secretary on January 2, 2017 and was appointed Chief Innovation Officer. On August 9, 2017, Mr. Sykes resigned from his position as Chief Innovation Officer. In March, 2019, Mr. Sykes resigned from his executive officer positions with the Company.

(3)	Mr. Gutshall served as the Company’s Chief Financial Officer from August 2017 to December 2017, and as the Company’s Interim Chief Executive Officer from August 2017 to February 20, 2018. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company. Mr. Gutshall was not compensated in any way by the Company relating to his services as the Company’s Interim Chief Executive Officer or as the Company’s Chief Financial Officer in 2017. Mr. Gutshall did receive 758,401 shares of the Company’s common stock in connection with the Alamo Merger, however, such share issuance was not in any way connected or related to Mr. Gutshall’s previous officer positions with the Company nor his position as a director of the Company.

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

Outstanding Equity Awards at December 31, 2019

As of December 31, 2019, we had not granted any stock-based compensation awards to any of our named executive officers. A total, however, of 100,000 shares of common stock were awarded to Daniel Weadock for 2018 per his 2018 employment agreement.

Director Compensation

No compensation applies to Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2019, the preferred shareholders can convert and own 1.214 Billion shares of common stock if they elect to do so. The following table illustrates the year-end potential fully diluted shares as of December 31, 2019 and 2018. The shares issued and outstanding on Dec 31 2019 was 201,037,304.

For the year ended December 31, 2019 and 2018, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	2019	2018
	(shares)	(shares)

Series A Preferred Stock	1,214,574,899	27,402,265
Convertible notes	1,197,242,200	30,642,794
	2,411,817,099	58,045,059

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

Certain Ownership Table(1)

Name	Number of Shares of Common Stock	Percentage
Thomas Cook (2)	1,218	0%
Leslie Bocskor (3)	65,552	0.00003504%
Rick Gutshall (4)	758,401	0.00040541%
Lang Coleman (5)	1,317,528	0.0007043%
All executive officers and directors as a group (4 persons)	2,141,481	0.0001109%

Benjamin Coleman	1,317,528	0.0007043%

1. The percentages are based on the total issued common stock as of August 17, 2020 of 1,870,681,042 .

2. Mr. Cook is both Chief Executive Officer and Chief Financial Officer.

3. Mr. Bocskor is both Incoming Chief Executive Officer and Chief Financial Officer.

4. Mr. Gutshall is a Director.

5. Mr. Coleman is a Director.

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

Effective May 15, 2019, the Registrant mutually and amicably arranged with departing officer and Director Daniel Weadock, for him to transition becoming an advisor to the Registrant. Thus, Mr. Weadock no longer serves in any officer or Director capacity. As part of a non-material arrangement, subject to the Board monthly requests, Mr. Weadock focuses include consulting on potential acquisitions, among other things. The Board confirmed typical consulting arrangements to apply moving forward, including some shares of common stock, 100,000, potential future stock and other considerations, indemnifications, and reimbursement of expenses.

Management

Effective May 15, 2019, the Board of Directors appointed Thomas Cook to act as interim principal accounting officer and principal executive officer serving in the capacity of interim CEO and interim CFO with non-material arrangements to apply moving forward, including compensation of $5,000 and 10,000 shares monthly, potential stock and other considerations, indemnifications and reimbursement of expenses. While Mr. Cook was the acting CEO and CFO, the Company sees him serving in a limited role while it is actively seeking new CEO and CFO candidates to serve on long term basis, with education and experiences to fit the Company 2020 plans. As of December 31, 2019, the Company recorded accrued management fee of $9,000. On May 11, 2020, Mr. Cook resigned his positions with the Company.

Effective May 11, 2020, the Company (Registrant) mutually and amicably completed a change of officers, as to the principal accounting officer and principal executive officer, the person serving in the capacity of interim CEO and interim CFO. Mr. Cook, serving as both up to such time, departed, and no longer serves in any officer or Director capacity. The Board of Directors appointed Leslie Bocskor to act as a principal executive officer serving in the capacity of CEO with non-material arrangements to apply moving forward, including compensation of $2,500 monthly, potential stock, and other considerations, indemnifications, and reimbursement of expenses.

Convertible Promissory Note

On September 28, 2020, The Company entered into a Convertible Promissory Note with Electrum Partners, LLC, (the “Electrum Partners”) for $10,000 USD with a maturity of 90 days. The proceeds will be used for general corporate purposes. Electrum Partners, LLC is an entity under common control with the Company.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3) (iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

WWC, Professional Corporation, was our independent auditor for the year ended December 31, 2019. Thayer O’Neal Company, LLC was our independent auditor for the year ended December 31, 2018.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit fees	$48,000	$60,930
Audit-related fees	-	—
Tax fees	-	—
All other fees	-	—
Total	$48,000	$60,930

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-19.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

(PBR: Update the Exhibits as needed and double check numbering)

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 4, 2017).

2.2	Certificate of Merger. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on August 29, 2017).

2.3	Certificate of Correction. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on September 12, 2017).

3.1	Articles of Incorporation – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form S-1 filed on March 5, 2014).

3.2	Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.2 in the Registrant’s Form S-1 filed on March 5, 2014).

3.4	Amended Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 99.1 in the Registrant’s Form 8-K filed on May 23, 2017).

4.1	Form of common stock Certificate of Indoor Harvest, Corp. (Incorporated by reference to exhibit 4.1 in the Registrant’s Form S-1 filed on March 5, 2014).

4.2	Indoor Harvest 2015 Stock Award Plan. (Incorporated by reference to Ex. 4.3 in the Registrant’s Registration Statement on Form S-8 filed on January 21, 2015, as amended).

10.1	Investment Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on October 13, 2017).

10.2	Registration Rights Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 13, 2017).

10.3	Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on October 13, 2017).

10.4	Amendment Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.4 in the Registrant’s Form 8-K filed on October 13, 2017).

10.5	Joint Venture Agreement between Indoor Harvest, Alamo CBD and Vyripharm. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on March 28, 2017).

10.6	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on March 28, 2017).

10.7	Choo Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on March 13, 2015).

10.8	Zimmerman Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on April 15, 2015).

10.9	Choo Employment Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on August 14, 2015).

10.10	Rockwell Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.11	Rockwell Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.12	FirstFire Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.13	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.14	FirstFire Securities Purchase Agreement dated October 19, 2016. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on October 21, 2016).

10.15	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 21, 2016).

10.16	Share Exchange Agreement with Alamo CBD, LLC and the members of Alamo CBD, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on April 26, 2017).

10.17	Gutshall Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 14, 2017).

10.18	Gutshall Employment Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on August 14, 2017).

10.19	Coleman Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.5 in the Registrant’s Form 8- K filed on August 14, 2017).

10.19	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on January 19, 2017).

10.20	Amendment dated February 13, 2018 to the Convertible Promissory Note issued to Tangiers on January 16, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018).

10.21	Executive Employment Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.22	Compensation Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.23	Indemnity Agreement dated February 20, 2018 by and between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

21.1	Subsidiary – IHC Consulting, Inc. ( SEC Form 8-K filed on August 14, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2020	INDOOR HARVEST CORP

	By:	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Rick Gutshall	Director	September 30, 2020
Rick Gutshall

/s/ Dr. Lang Coleman	Director	September 30, 2020
Dr. Lang Coleman

INDOOR HARVEST CORP

Consolidated Financial Statements

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Indoor Harvest Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Indoor Harvest Corp (the Company) as of December 31, 2019, and the related consolidated statement of operations and comprehensive loss, stockholders’ deficit, and cash flows the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2019 and had an accumulated deficit and net cash used in operating activities which raises substantial doubt about its ability to continue as a going concern. Management’s plans to address this substantial doubt are set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since November 26, 2019

San Mateo, California
September 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Indoor Harvest Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indoor Harvest Corp. (“the Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholder’s deficit and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

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
June 19, 2019

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$12,353	$155,682
Prepaid expenses	5,331	18,370
Security deposit	-	12,600
Total Current Assets	17,684	186,652

Furniture and equipment, net	4,615	14,250
Intangible asset, net	2,690	4,202
TOTAL ASSETS	$24,989	$205,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$399,710	$234,699
Accrued payroll	-	3,722
Deferred rent	-	1,826
Due to related party	100	-
Convertible notes payable, net of debt discount of $53,012 and $20,826, respectively	897,828	952,251
Derivative liabilities	3,029,748	1,452,469
Note payable - current portion	3,694	8,332
Total Current Liabilities	4,331,080	2,653,299

Long Term Liabilities:
Note payable	-	4,493
Total Liabilities	4,331,080	2,657,792

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 750,000 shares issued and outstanding at December 31, 2019 and 2018, respectively.	7,500	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value; 201,037,304 and 34,888,415 shares issued and outstanding at December 31, 2019 and 2018, respectively.	201,038	34,888
Additional paid in capital	10,377,256	9,299,988
Accumulated deficit	(14,891,885)	(11,795,064)
Total Stockholders’ Deficit	(4,306,091)	(2,452,688)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,989	$205,104

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2019	2018

Revenue	$-	$-

Operating Expenses
Depreciation and amortization	11,147	12,063
Stock based compensation	111,553	290,533
Professional fees	310,588	350,839
General and administrative	199,432	438,949
Total Operating Expenses	632,720	1,092,384

Loss from operations	(632,720)	(1,092,384)

Other Income (Expense)
Interest expense	(135,844)	(121,985)
Amortization of debt discount	(157,631)	(147,015)
Change in fair value of derivative liability	(2,170,626)	(2,024,858)
Total other expense	(2,464,101)	(2,293,858)

Loss before income taxes	(3,096,821)	(3,386,242)

Provision for income taxes	-	-

Net Loss	$(3,096,821)	$(3,386,242)

Comprehensive Loss	$(3,096,821)	$(3,386,242)

Basic and dilutive loss per common share	$(0.05)	$(0.12)

Weighted average number of common shares outstanding	64,323,610	27,869,543

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31,2019 AND 2018

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2017	750,000	$7,500	25,503,678	$25,502	$7,376,196	$(8,408,822)	$(999,624)

Common stock issued for services - third party	-	-	1,443,833	1,444	115,112	-	116,556
Common stock issued for services - related party	-	-	1,062,558	1,063	172,913	-	173,976
Convertible debt converted into common stock	-	-	10,158,816	10,159	489,431	-	499,590
Derivative liability	-	-	-	-	1,127,306	-	1,127,306
Beneficial conversion feature	-	-	-	-	15,750	-	15,750
Voluntary return of stock by related party	-	-	(3,280,470)	(3,280)	3,280	-	-
Net loss	-	-	-	-	-	(3,386,242)	(3,386,242)
Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party	-	-	6,245,318	6,246	94,220	-	100,466
Common stock issued for services - related party	-	-	319,012	319	10,768	-	11,087
Convertible debt converted into common stock	-	-	159,584,559	159,585	214,646	-	374,231
Derivative liability	-	-	-	-	757,634	-	757,634
Net loss	-	-	-	-	-	(3,096,821)	(3,096,821)
Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(3,096,821)	$(3,386,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,147	12,063
Amortization of debt discount	157,631	147,015
Expenses paid by related party	-	-
Change in fair value of embedded derivative liability	2,170,626	2,024,858
Stock issued for services - third party	100,466	116,556
Stock issued for services - related party	11,087	173,976
Written off of unused commitment fee	-	50,000
Changes in operating assets and liabilities:
Prepaid expenses	13,039	(13,918)
Security deposit	12,600	-
Accounts payable and accrued expenses	184,171	202,283
Deferred rent	(1,826)	(4,413)
Accrued compensation - officers	(3,722)	(2,931)
Net Cash used in Operating Activities	(441,602)	(680,753)

Cash Flows from Financing Activities:
Repayments of note payable	(9,131)	(7,518)
Proceeds from convertible notes, less OID costs paid	307,304	808,500
Proceeds from related party	100	-
Net Cash provided by Financing Activities	298,273	800,982

Net change in cash and cash equivalents	(143,329)	120,229
Cash and cash equivalents, beginning of period	155,682	35,453
Cash and cash equivalents, end of period	$12,353	$155,682

Supplemental Cash Flow Information
Cash paid for interest	$779	$1,742
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$162,000	$-
Beneficial conversion feature	$-	$15,750
Settlement of convertible note into common shares	$-	$499,590
Conversion of convertible note into common shares	$374,231	$-
Derivative liability reclassified to paid-in capital	$757,634	$1,127,306
Voluntary return of common stock by related party	$-	$3,280

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Indoor Harvest Corp (the “Company,”) is a Texas corporation formed on November 23, 2011. Our principal executive office was located at 7401 W. Slaughter Lane #5078, Austin, Texas 78739. On August 3, 2017, we formed Alamo Acquisition, LLC, a wholly owned Texas limited liability company (“Alamo Acquisition Sub”). On August 4, 2017, we consummated a business acquisition (the “Alamo Acquisition”) pursuant to which Alamo Acquisition Sub acquired all of the outstanding member interests of Alamo CBD, LLC. (“Alamo CBD”), a Texas limited Liability Company. Upon closing of the Alamo Acquisition, the member interests of Alamo CBD were exchanged for 7,584,008 shares of Indoor Harvest’s common stock, the parent company of Alamo Acquisition Sub, and Alamo CBD continued as our surviving wholly-owned subsidiary, and Alamo Acquisition Sub ceased to exist. Pursuant to ASC 805 “Business Combinations,” the Company determined the Alamo Acquisition was an asset purchase.

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

On August 14, 2019, the Company established a wholly owned subsidiary, IHC Consulting, Inc. (“IHC”), in the State of New York of the United States of America. IHC Consulting will provide consulting and other services to the Company and others on a contracted basis.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2019. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

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

The following table summarizes fair value measurements by level at December 31, 2019 and 2018, measured at fair value on a recurring basis:

December 31,2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$3,029,748	$3,029,748

December 31,2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,452,469	$1,452,469

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

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table:

Estimated Useful
Asset Description	Life (Years)
Furniture and equipment	3-5
Tooling equipment	10
Leasehold improvements	*

* The shorter of 5 years or the life of the lease.

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

Intangible Assets

In accordance with ASC 350 Goodwill and Other Intangible Assets, indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Indefinite-lived intangible assets consist of the Company’s domain name. Finite-lived intangible assets include software and is amortized over a 3 to 5-year period. The Company recognized $0 and $0 for impairment charges taken during the years ended December 31, 2019 and 2018, respectively.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2019 and 2018, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $3,096,821, net cash used in operations of $441,602 and has an accumulated deficit of $14,891,885, for the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2019 and 2018:

	December 31,	December 31,
Classification	2019	2018
Furniture and equipment	$11,666	$11,666
Leasehold improvements	38,717	38,717
Computer equipment	3,019	3,019
Total	53,402	53,402
Less: Accumulated depreciation	(48,787)	(39,152)
Property and equipment, net	$4,615	$14,250

Depreciation expense for the years ended December 31, 2019 and 2018, totaled $9,635 and $10,373, respectively.

NOTE 4 - INTANGIBLE ASSETS

There were no impairment charges taken for intangible assets during the years ended December 31, 2019 and 2018.

Intangible assets consist of the following at December 31, 2019 and 2018:

	December 31,	December 31,
Classification	2019	2018
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(7,892)	(6,380)
Intangible assets, net	$2,690	$4,202

Amortization expense for the years ended December 31, 2019 and 2018, totaled $1,512 and $1,690, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

Accounts payable and accrued liabilities at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
Accounts payable	$130,584	$45,272
Credit card	16,595	17,198
Accrued expenses	15,714	59,588
Accrued management fee	9,000	-
Accrued interest	227,817	112,641
	$399,710	$234,699

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2019 and December 31, 2018 are as follows:

	December 31,	December 31,
	2019	2018
Note 1	$-	$32,027
Note 2	50,000	50,000
Note 3	226,956	550,000
Note 4	522,884	341,050
Note 5	65,000	-
Note 6	48,000	-
Note 7	38,000	-
Total convertible notes payable	950,840	973,077

Less: Unamortized debt discount	(53,012)	(20,826)
Total convertible notes	897,828	952,251

Less: current portion of convertible notes	897,828	952,251
Long-term convertible notes	$-	$-

Conversion

During the year ended December 31, 2019, the Company converted notes with principal amounts and accrued interest of $374,231 into 159,584,559 shares of common stock. The corresponding derivative liability at the date of conversion of $757,634 was settled through additional paid in capital.

During the year ended December 31, 2018, the Company converted notes with principal amounts and accrued interest of $499,590 into 10,158,816 shares of common stock. The corresponding derivative liability at the date of conversion of $1,127,306 was settled through additional paid in capital.

Note 1

On March 24, 2017, the Company entered into a securities purchase agreement with Tangiers Global, LLC (“Tangiers”) relating to the issuance and sale of notes (“Note 1”) in the aggregate principal amount of up to $550,000, which includes a 10% original issue discount. Note 1 is convertible into shares of common stock at a price equal to $0.30 per share; provided, however that if Note 1 is not retired on or before the maturity date, defined in Note 1 as a “Maturity Default” the conversion price shall be adjusted to be equal to the lower of: (i) $0.30 or (ii) 65% multiplied by the lowest trading price of the Company’s common stock in the fifteen (15) consecutive trading day period immediately preceding the date that the Company receives a notice of conversion. The Tangiers Note 1 carries interest on the unpaid principal amount at the rate of 8% per annum and is due and payable eight months from the effective date of each payment. As of December 31, 2019, and December 31, 2018, the balance under Note 1 is $917 and $39,997, which includes $917 and $7,970 in accrued interest, respectively. As of December 31, 2019, and December 31, 2018, Note 1 can be converted into 1,410,769 and 2,017,525 shares of the Company’s common stock, respectively.

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

Note 2

On October 12, 2017, the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 2”) maturity date is May 12, 2018. The principal amount due under Note 2 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 2 as the event in which Note 2 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 2 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. As of December 31, 2019, and December 31, 2018, the balance under Note 2 is $71,082 and $61,384, which includes $5,000 and $5,000 in guaranteed interest and $16,082 and $6,384 in accrued interest, respectively. As of December 31, 2019, and December 31, 2018, Note 2 can be converted into 78,111,680 and 3,096,270 shares of the Company’s common stock, respectively.

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

On February 13, 2018, April 17, 2018, June 13, 2018, and July 27, 2018, the Company executed Amendments #1, #2, #3, and #4 to the Tangiers Note 3 for draws of $132,000, $132,000, $101,750 and $101,750, respectively. All other terms and conditions of the Tangiers Note 3 remain effective. As of December 31, 2019, and December 31, 2018, the balance under Note 3 is $344,885 and $616,002, which includes $26,840 and $44,000 in guaranteed interest and $91,089 and $22,002 in accrued interest. As of December 31, 2019, and December 31, 2018, Note 3 can be converted into 368,601,141 and 25,528,999 shares of the Company’s common stock.

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

On December 14, 2018, April 2, 2019 and June 7, 2019, the Company executed Amendments #1, #2 and #3 to the Tangiers Note 4 for draws of $171,050, $110,000 and $71,834, respectively. All other terms and conditions of the Tangiers Note 4 remain effective. As of December 31, 2019, and December 31, 2018, the balance under Note 4 is $607,960 and $368,334, which includes $41,561 and $27,284 in guaranteed interest and $43,515 and $0 in accrued interest. As of December 31, 2019, Note 4 can be converted into 368,601,141 shares of the Company’s common stock.

Note 5

On September 23, 2019, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 5”) to Power Up Lending Group Ltd. (“Power Up”), in the principal amount of $65,000, which includes a $3,000 original issue discount. Note 5 is convertible into shares of the Company’s common stock one hundred eighty (180) days from September 23, 2019. Note 5 is convertible at a conversion price of 61% of the average of the two (2) lowest trading prices of the Company’s common stock during the twenty (20) consecutive trading days prior to the date of on which Power Up elects to convert all or part of the Note 5. As of December 31, 2019, the balance under Note 5 is $66,763, which includes $1,727 in accrued interest.

Note 6

On October 22, 2019, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 6”) to Power Up Lending Group Ltd. (“Power Up”), in the principal amount of $48,000, which includes a $3,000 original issue discount. Note 6 is convertible into shares of the Company’s common stock one hundred eighty (180) days from October 22, 2019. Note 6 is convertible at a conversion price of 61% of the average of the two (2) lowest trading prices of the Company’s common stock during the twenty (20) consecutive trading days prior to the date of on which Power Up elects to convert all or part of the Note 6. As of December 31, 2019, the balance under Note 6 is $48,907, which includes $907 in accrued interest.

Note 7

On December 19, 2019, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 7”) to Power Up Lending Group Ltd. (“Power Up”), in the principal amount of $38,000, which includes a $3,000 original issue discount. Note 7 is convertible into shares of the Company’s common stock one hundred eighty (180) days from December 22, 2019. Note 7 is convertible at a conversion price of 61% of the average of the two (2) lowest trading prices of the Company’s common stock during the twenty (20) consecutive trading days prior to the date of on which Power Up elects to convert all or part of the Note 7. As of December 31, 2019, the balance under Note 7 is $38,083, which includes $83 in accrued interest.

Debt Discount and Original Issuance Costs

The debt discount amount consists of debt discount due to beneficial conversion features, warrant, original issue costs, and debt issue costs. The Company amortized debt discount of $157,631 and $147,015 to interest expense during the years ended December 30, 2019 and 2018, as follows:

	December 31,	December 31,
	2019	2018
Debt discount, beginning of period	$20,826	$69,541
Additional debt discount and debt issue cost	189,817	98,300
Amortization of debt discount and debt issue cost	(157,631)	(147,015)
Debt discount, end of period	$53,012	$20,826

NOTE 7 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company bifurcated a conversion liability related to a down-round protection provided to the Series A Preferred Stock. The Company has determined that the embedded conversion option should be accounted for at fair value.

At December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Expected term	0.01 - 1.00	-
Expected average volatility	186% - 287%	-
Expected dividend yield	-	-
Risk-free interest rate	1.60% - 2.45%	-

The following schedule shows the change in fair value of the derivative liabilities at December 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2017	$554,917
Addition of new derivatives recognized as loss on derivatives	1,486,260
Settled on issuance of common stock	(1,127,306)
Loss on change in fair value of the derivative	538,598
Balance - December 31, 2018	1,452,469
Less: current portion	(1,452,469)
Long-term derivative liabilities	$-

Balance - December 31, 2018	$1,452,469
Addition of new derivatives recognized as debt discounts	164,287
Addition of new derivatives recognized as loss on derivatives	972,264
Settled on issuance of common stock	(757,634)
Loss on change in fair value of the derivative	1,198,362
Balance - December 31, 2019	3,029,748
Less: current portion	(3,029,748)
Long-term derivative liabilities	$-

The aggregate loss on derivatives during the years ended December 31, 2019 and 2018 was $2,170,626 and $2,024,858, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Management

Effective May 15, 2019, the Board of Directors appointed Thomas Cook to act as interim principal accounting officer and principal executive officer serving in the capacity of interim CEO and interim CFO with non-material arrangements to apply moving forward, including compensation of $5,000 and 10,000 shares monthly, potential stock and other considerations, indemnifications and reimbursement of expenses. While Mr. Cook was the acting CEO and CFO, the Company sees him serving in a limited role while it is actively seeking new CEO and CFO candidates to serve on long term basis, with education and experiences to fit the Company 2020 plans. As of December 31, 2019, the Company recorded accrued management fee of $9,000. On May 11, 2020, Mr. Cook resigned his positions with the Company.

Convertible Promissory Note

On September 28, 2020, The Company entered into a Convertible Promissory Note with Electrum Partners, LLC, (the “Electrum Partners”) for $10,000 USD with a maturity of 90 days. The proceeds will be used for general corporate purposes. Electrum Partners, LLC is an entity under common control with the Company.

NOTE 9 - SHAREHOLDERS’ EQUITY

On May 11, 2020, the Company completed an increase in the authorized shares of the Company’s stock to a total number of 10,015,000,000, allocated as follows among these classes and series of stock:

●	Common Stock Class, par value $0.001 per share - 10,000,000,000 shares authorized.
●	Preferred Stock Class, Series A, par value $0.01 per share - 15,000,000 shares authorized.

The Company financials have been presented assuming that the increase in authorized was in effect from the first period presented.

Preferred Stock

Series A Convertible Preferred Stock

The Company has designated 15,000,000 shares of Series A Preferred Stock with a par value of $0.01.

The stated value of each issued share of Series A Convertible Preferred Stock shall be deemed to be $1.00, as the same may be equitably adjusted whenever there may occur a stock dividend, stock split, combination, reclassification or similar event affecting the Series A Convertible Preferred Stock. There are no dividends payable on the Series A Convertible Preferred Stock. Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter

The Series A Preferred Stock also had a “down-round” protection feature provided to the investors if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $1.00 per common share. The conversion price would be automatically adjustable down to the price of the instrument being issued. As a result of conversion during the year ended December 31, 2019, the Series A Preferred Stock conversion price was reset to $0.0006175 per share.

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

As at December 31, 2019 and 2018, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issued in fiscal year 2019

During the year ended December 31, 2019, the Company issued 166,148,889 shares of common stock as follows:

●	6,245,318 shares valued at $100,466 for consulting services
●	129,012 shares valued at $6,179 pursuance to Weadock Employment Agreement (Note 8)
●	100,000 shares valued at $3,690 for a termination of Weadock Employment Agreement (Note 8)
●	90,000 shares valued at $1,218 for a management compensation (Note 8)
●	159,584,559 shares resulting from the conversion of debt valued at $367,128 (Note 6)

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

NOTE 10 - INCOME TAXES

Indoor Harvest operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The components of deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

Description	2019	2018

Deferred tax assets
Net operating losses	$1,549,505	$1,382,118
Deferred tax liabilities
Accelerated tax depreciation	19,183	19,183
Net deferred tax assets	1,568,688	1,401,301

Less: Valuation allowance	(1,568,688)	(1,401,301)
Net	$-	$-

At December 31, 2019 and 2018, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2019 of $7,789,441, if not used, will begin to expire in 2033.

The Company experienced a change in control for tax purposes in 2017 as a result of the merger with Alamo CBD. Accordingly, the future utilization of net operating losses will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

NOTE 11 - COMMITMENTS & CONTINGENCIES

On February 20, 2014, the Company signed a 60-month lease on a 10,000 sq. ft. office/warehouse facility and paid a deposit of $12,600. The monthly base rent is $4,200 increasing 6% every two years for the term of the lease. The property is adequate for all of the Company’s currently planned activities. The lease was terminated during the year ended December 31, 2019 and a security deposit was fully applied to a payment of accrued rent. As of December 31, 2019, the Company recorded accrued rent of $15,714.

Deferred rent payable at December 31, 2019 and 2018 was $0 and $1,826, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the years ended December 31, 2019 and 2018, were $17,050 and $47,618, respectively.

NOTE 12 – LOSS PER SHARE

For the purposes of calculating diluted loss per share, the Company uses the as-if converted method for convertible securities. For warrants or options, if any, the Company use the treasury stock method.

	2019	2018
Basic Loss Per Share Numerator:
Net loss	(3,096,821)	(3,386,242)

Diluted Loss Per Share Numerator:
- Add back interest for convertible notes*	-	-
- Add back dividends for convertible preferred stock**	-	-
Net loss to common stockholders on as-if converted basis	(3,096,821)	(3,386,242)

Original Shares:	34,888,415	25,503,678
Weighted average additions from actual events:
- Issuance of common stock	29,435,195	5,331,769
- Voluntary forfeiture of stock	-	(2,965,904)
Basic weighted average shares outstanding	64,323,610	27,869,543

Dilutive Shares:
Additions from potential dilutive events
- Conversion of notes	-	-
- Conversion of preferred stock	-	-
Diluted Weighted Average Shares Outstanding:	64,323,610	27,869,543

*Conversion of notes would have been anti-dilutive; therefore, they have been excluded from the calculation.

**Conversion of preferred stock would have been anti-dilutive; therefore, they have been excluded from the calculation.

Loss Per Share
- Basic	(0.05)	(0.12)
- Diluted	(0.05)	(0.12)

Weighted Average Shares Outstanding
- Basic	64,323,610	27,869,543
- Diluted	64,323,610	27,869,543

For the year ended December 31, 2019 and 2018, the following common stock equivalents were excluded from the computation of diluted net loss per share; as indicated above their would inclusion would have resulted in a computation that was anti-dilutive.

	2019	2018
	(shares)	(shares)

Series A Preferred Stock	1,214,574,899	27,402,265
Convertible notes	1,197,242,200	30,642,794
	2,411,817,099	58,045,059

NOTE 13 - SUBSEQUENT EVENTS

●	Subsequent to December 31, 2019, the Company issued 1,200,641,453 shares for conversion of debt of $196,584.

●	On March 5, 2020, The Company entered into a material definitive agreement with Fincann Corp., a New York corporation (the “Fincann”). The Company will become the 51% owner of a Joint Venture, Fincann being the other 49% owner. As part of the establishment of the Venture, the Company will contribute a percentage of its issued common stock and Fincann will do the same, such shares to be held by the Joint Venture. It is anticipated the percentage of Company shares will be between 4.9 percent, up to 9.9 percent. The Joint Venture will issue the Company a total of 51 percent of its common stock and issue Fincann 49 percent of its common stock. The Parties will own the Joint Venture and establish a formal business plan and operational protocols to jointly market and pursue business. While the Company initially documented the terms early March, in light of the Novel COVID-19 and changes in management, formal confirmation of the arrangement was delayed till May 11, 2020. Fincann, not a bank, advises on providing banking related strategies or solutions for the cannabis-related industry through a growing consortium of financial institutions, to help marijuana-related businesses (MRBs) to access essential banking services without complicated workarounds. Further due diligence, efforts, are underway.

●

On September 28, 2020, The Company entered into a Convertible Promissory Note with Electrum Partners, LLC, (the “Electrum Partners”) for $10,000 USD with a maturity of 90 days. The proceeds will be used for general corporate purposes. Electrum Partners, LLC is an entity under common control with the Company.

