Form 10-Q
period 2020-03-31
Indoor Harvest Corp
filed 2021-08-06
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

512-309-1776
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

[  ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 273,323,266 common shares issued and outstanding as of March 31, 2020.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue” or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,852	$12,353
Prepaid expenses	-	5,331
Total Current Assets	2,852	17,684

Furniture and equipment, net	3,053	4,615
Intangible asset, net	2,312	2,690
TOTAL ASSETS	$8,217	$24,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$466,977	$399,710
Due to related party	100	100
Convertible notes payable, net of debt discount of $6,408 and $20,826, respectively	894,349	897,828
Derivative liability	4,551,708	3,029,748
Note payable - current portion	2,031	3,694
Total Current Liabilities	5,915,165	4,331,080

Total Liabilities	5,915,165	4,331,080

Stockholders’ Deficit
Preferred stock: 5,000,000 authorized; $0.01 par value Series A Convertible Preferred stock: 5,000,000 designated, 750,000 shares issued and outstanding at March 31, 21020 and December 31, 2019	7,500	7,500
Common stock: 3,000,000,000 authorized; $0.001 par value; 273,323,266 and 201,037,304 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	273,324	201,038
Additional paid in capital	10,438,066	10,377,256
Accumulated deficit	(16,625,838)	(14,891,885)
Total Stockholders’ Deficit	(5,906,948)	(4,306,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,217	$24,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$-	$-

Operating Expenses
Depreciation and amortization	-	2,942
Professional fees	127,150	141,099
General and administrative	4,679	142,022
Total Operating Expenses	131,829	286,063

Loss from operations	(131,829)	(286,063)

Other Income (Expense)
Other income	-	-
Interest income (expense)	(41,165)	9,294
Amortization of debt discount	-	(14,418)
Change in fair value of embedded derivative liability	(1,560,959)	(223,655)
Total other expense	(1,602,124)	(228,779)

Loss before income taxes	(1,733,953)	(514,842)
Provision for income taxes	-	-

Net Loss	$(1,733,953)	$(514,842)

Basic and dilutive loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	208,233,694	36,951,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Common stock issued for services - related party	-	-	-	-	-	-	-
Convertible debt converted into common stock	-	-	70,264,956	70,265	(49,088)	-	21,177
Derivative liability	-	-	-	-	38,999	-	38,999
Net loss	-	-	-	-	-	(1,733,953)	(1,733,953))
Balance - March 31, 2020	750,000	$7,500	273,323,266	$273,324	$10,438,066	$(16,625,838)	$(5,906,948)

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party			790,249	791	32,827	-	33,618
Common stock issued for services – related party	-	-	129,012	129	6,050	-	6,179
Convertible debt converted into common stock	-	-	2,898,278	2,898	63,629	-	66,527
Derivative liability	-	-	-	-	143,937	-	143,937
Beneficial conversion feature	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(514,842)	(514,842)
Balance - March 31, 2019	750,000	$7,500	38,705,954	$38,706	$9,546,431	$(12,309,906)	$(2,717,269)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(1,733,953)	$(514,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,940	2,942
Amortization of debt discount	17,697	14,418
Change in fair value of embedded derivative liability	1,560,959	223,655
Stock issued for services - third party	72,920	33,618
Stock issued for services - related party	-	6,179
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	5,331	18,370
Accounts payable and accrued expenses	67,268	73,927
Deferred rent	-	(1,370)
Accrued compensation - officers	-	(3,722)
Net Cash used in Operating Activities	(7,838)	(146,825)

Cash Flows from Financing Activities:
Repayments of note payable	(1,663)	(2,003)
Net Cash used in Financing Activities	(1,663)	(2,003)

Net change in cash and cash equivalents	(9,501)	(148,828)
Cash and cash equivalents, beginning of period	12,353	155,682
Cash and cash equivalents, end of period	$2,852	$6,854

Supplemental Cash Flow Information
Cash paid for interest	$-	$1,742
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Beneficial conversion feature	$-	$-
Settlement of convertible note into common shares	$-	$-
Conversion of convertible note into common shares	$21,177	$66,527
Conversion of preferred shares into common shares	$-	$-
Derivative liability reclassified to paid-in capital	$38,999	$143,937

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

From inception until August 4, 2017, the Company pursued full service, state of the art design-build, engineering, procurement and construction services to the indoor and vertical farming industry. The Company pursued providing production platforms, mechanical systems and complete custom designed build outs for both Controlled Environment Agriculture (“CEA”) and Building Integrated Agriculture (“BIA”), for two unique industries, produce and cannabis. In mid-2016, the Company began efforts to separate its produce and cannabis related operations due to ongoing feedback from both clients and potential institutional investors. It was determined that the Company’s involvement in the cannabis industry was creating conflicts for clients and potential institutional investors wishing to work with the Company from the produce industry due to the public perception and political issues surrounding the cannabis industry. By late-2016, the Company had decided to cease its products and services to the vertical farming industry and to focus on utilizing the Company’s developed technology and methods for the cannabis industry. On August 4, 2017, the Company ceased actively supporting business development of vertical farms for produce production.

On August 14, 2019, the Company established a wholly owned subsidiary, IHC Consulting, Inc. (“IHC”), in the State of New York of the United States of America. IHC Consulting may provide consulting and other services to the Company and others on a contracted basis.

The current strategy is to position the Company as an integrated consolidation platform offering for cannabis industry companies focused on hemp, other hemp-related products, CBD, with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

The Company’s operational expenditures will be focused on plans to create shareholder value through an M&A and strategic partnership strategy, while managing the necessary costs related to being a fully reporting company with the SEC.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020 other than material delays in pursuing its plans. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For the three months ended March 31, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three months ended
	March 31,
	2020	2019
	(Shares)	(Shares)
Series A Preferred Stock	2,884,615,385	27,402,265
Convertible notes	4,157,725,282	44,125,424
Total	7,042,340,667	71,527,689

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

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

The following table summarizes fair value measurements by level at March 31, 2020 and December 31, 2019, measured at fair value on a recurring basis:

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$4,551,708	$4,551,708

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$3,029,748	$3,029,748

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2020, incurred losses from its operations and did not generate cash from its operation for past two years and the three months ended March 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	December 31,
	2020	2019
Accounts payable	$181,583	$130,584
Credit card	14,720	16,595
Accrued expenses	15,714	15,714
Accrued former management fee	4,000	9,000
Accrued interest	250,960	227,817
	$466,977	$399,710

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable on March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Note 2	50,000	50,000
Note 3	213,279	226,956
Note 4	522,885	522,884
Note 5	57,500	65,000
Note 6	48,000	48,000
Note 7	38,000	38,000
Total convertible notes payable	929,664	950,840

Less: Unamortized debt discount	(35,315)	(53,012)
Total convertible notes	894,349	897,828

Less: current portion of convertible notes	894,349	897,828
Long-term convertible notes	$-	$-

During the three months ended March 31, 2020 and 2019, the Company recorded interest expense (income) of $($41,165) and $9249, and amortization of discount of $17,697 and $14,418, respectively. As of March 31, 2020 and December 31, 2019, the Company had accrued interest of $250,960 and $227,817, respectively.

Conversion

During the three months ended March 31, 2020, the Company converted notes with principal amounts and accrued interest of $21,177 into 70,264,956 shares of common stock. The corresponding derivative liability at the date of conversion of $38,999 was settled through additional paid in capital.

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

On December 14, 2018, April 2, 2019, and June 7, 2019, the Company executed Amendments #1, #2 and #3 to the Tangiers Note 4 for draws of $171,050, $110,000 and $71,834, respectively. All other terms and conditions of the Tangiers Note 4 remain effective.

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

At March 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
March 31, 2020
Expected term	0.06 - 0.50
Expected average volatility	304% - 317%
Expected dividend yield	-
Risk-free interest rate	0.07% - 0.15%

The following schedule shows the change in fair value of the derivative liabilities at March 31, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2019	$3,029,748
Addition of new derivatives recognized as loss on derivatives	-
Settled on issuance of common stock	(38,999)
Loss on change in fair value of the derivative	1,560,959
Balance - March 31, 2020	4,551,708

The aggregate loss on derivatives during the three months ended March 31, 2020 and 2019 was $1,560,959 and $223,655, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Convertible Promissory Note

On September 28, 2020, the Company entered into a Convertible Promissory Note with Electrum Partners, LLC, (the “Electrum Partners”) for $10,000 with a maturity of 90 days. The proceeds were used for general corporate purposes. Electrum Partners, LLC is an entity under common control with the Company, in that the Chief Executive Officer of the Company is also the managing member of said other entity.

NOTE 7 - SHAREHOLDERS’ EQUITY

On May 11, 2020, the Company completed an increase in the authorized shares of the Company’s stock to a total number of 10,015,000,000, allocated as follows among these classes and series of stock:

●	Common Stock Class, par value $0.001 per share - 10,000,000,000 shares authorized.
●	Preferred Stock Class, Series A, par value $0.01 per share - 15,000,000 shares authorized.

Convertible Series A Preferred Stock

As of March 31, 2020 and December 31, 2019, there were 750,000 and 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the three months ended March 31, 2020, the Company issued 72,285,962 shares of common stock as follows;

●	2,021,006 shares to consultant valued at $72,920 for consulting services
●	70,264,956 shares for conversion of debt of $21,177

Common Stock Warrants and option

As of March 31, 2020, no warrants or options were outstanding.

NOTE 8 - SUBSEQUENT EVENTS

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

On September 28, 2020, the Company entered into a Convertible Promissory Note with Electrum Partners, LLC, (the “Electrum Partners”) for $10,000 USD with a maturity of 90 days. The proceeds will be used for general corporate purposes. Electrum Partners, LLC is an entity under common control with the Company, in that the Chief Executive Officer of the Company is also the managing member of said other entity.

About March 2021, a third party advanced $25,000 to assist the Company in operating expenses and the Company is in the process of confirming arrangements for the repayment of said amount; it is anticipated it will be a promissory note due from the Company in cash or stock.

The Registrant had a dispute with Power Up Lending Group, Ltd.,  the holder of certain promissory notes dated October 22, 2019, and December 19, 2019, issued by the Registrant, including allegations or claims of default and suit, and related. As part of the company recovery efforts after COVID-19, with amicable cooperation from “Power Up”, in third quarter of 2021 the Registrant reached a full payoff resolution for $80,000 to successfully settle all issues.

On August 4, 2021, the Company formalized its employment and compensation arrangement with Mr. Leslie Bocskor.  Mr. Bocskor was initially engaged as CEO on May 11, 2020 at a monthly rate of $2,500 pending the establishment of a comprehensive employment and compensation agreement.  To date, Mr. Bocskor has not received any consideration for his efforts, and over this time continued to bring necessary resources to the company in the form of executive and administrative support, and more as needed.  These resources included several critical functions provided by individuals and entities who worked to support the CEO and the Company over the prior year to stabilize and sustain the Company and lay the foundation for future success.

The Board has recognized the substantive efforts of Messrs.Leslie Bocskor, Benjamin Rote, and Dennis Forchic to sustain and support the Company over the past year without compensation while laying the foundation for the future. The Board has voted to formalize employment agreements with Messrs. Bocskor and Rote, and an advisory agreement with Mr. Forchic.  Stock option agreements reflecting past contributions and incentives for the future have been issued to all three parties. Stock options plans were offered with an exercise price of $0.01 and consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic vesting immediately. On the 1 year anniversary of their respective agreements, additional stock options priced at $0.015 will vest with consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic.

Additionally, the Board, consisting of Directors Rick Gutshall and Lang Coleman, having not received any consideration over the past 2 years, will receive stock options of 5 million options each at a price of $0.01. The company’s legal counsel will be receiving 10 million options, under the same terms as the Board, in recognition of their valuable work and support.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The following table presents our operating results for the three months ended March 31, 2020 compared to December 31, 2019:

	Three Months Ended
	March 31,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	2,942	(2,942)	(100)%
Professional fees	127,150	141,099	(13,949)	(10)%
General and administrative expenses	4,679	142,022	(137,343)	(97)%
Total operating expenses	131,829	286,063	(154,234)	(5 4)%
Loss from operations	(131,829)	(286,063)	154,234	(5 4)%
Other expense
Other income (expense)		-	-
Interest income (expense)	(41,165)	9,294	(50,459)	(543)%
Amortization of debt discount	-	(14,418)	14,418	(100)%
Change in fair value of embedded derivative liability	(1,560,959)	(223,655)	(1,337,304)	598%

Total other income (expense)	(1,602,124)	(228,779)	(1,373,345)	600%

Net loss	$(1,733,953)	$(514,842)	$(1,219,111)	237%

Revenues

During the three months ended March 31, 2020 and 2019, the Company generated no revenue.

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 and 2019 were $131,829 and $286,063, respectively, for an aggregate decrease of $154,234 or 54%. The aggregate decrease is related to a decrease in professional fees of $13,949 or 10% and primarily driven by a decrease in general and administrative expenses of $137,343 or 97% associated with lower corporate activity negatively influenced by Covid-19.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2020 and 2019 were ($1,602,124) and ($228,779), respectively. The increase in other expense is primarily related to the change in the fair value of the embedded derivative liability from ($223,655) to ($1,560,959).

4

Net Loss

As a result of the factors discussed above, net loss for the three months ended March 31, 2020 and 2019 was $1,733,953 and $514,842, respectively, for an increase of $1,219,111 or 237%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31, 2020 and December 31, 2019, respectively.

Working Capital

	March 31, 2020	December 31, 2019	Change	%
Current assets	$2,852	$17,684	$(14,832)	(84)%
Current liabilities	$5,915,165	$4,331,080	$1,584,085	37%
Working capital deficiency	$(5,912,313)	$(4,313,396)	$(1,598,917)	37%

Cash Flows

	Three Months Ended
	March 31, 2020
	2020	2019	Change	%
Cash used in operating activities	$(7,838)	$(146,825)	$138,987	(95)%
Cash provided by financing activities	$(1,663)	$(2003)	$340	(17)%
Net Change in Cash During Period	$(9,501)	$(148,828)	$139,327	(94)%

As of March 31, 2020, our Company’s cash balance was $2,852 and total assets were $8,217. As of December 31, 2019, our Company’s cash balance was $12,353 and total assets were $24,989.

As of March 31, 2020, our Company had total liabilities of $5,915,165 compared with total liabilities of $4,331,080 as at December 31, 2019.

As of March 31, 2020, our Company had a working capital deficiency of $5,912,313 compared with a working capital deficiency of $4,313,396 as at December 31, 2019. The increase in working capital deficiency was primarily attributed to an increase in accounts payable and derivative liabilities offset by a decrease in cash.

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 were $7,838 and $146,825 respectively, for a decrease of $138,987. The improvement in net cash used in operating activities is primarily related to an increase in operating liabilities.

Cash Flow from Investing Activities

For the three months ended March 31, 2020 and 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2020 and 2019 were ($1,663) and ($2,003), respectively. During the three months ended March 31, 2020, our Company repaid note payable of $1,663.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business. We are not currently a party to any material legal proceeding.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

The following exhibits are included as part of this report:

INCORPORATED BY REFERENCE
Exhibit	Description	Form	Exhibit	Filing Date

(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(32)	Section 1350 Certifications
*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(101)	Interactive Data Files
*	XBRL Instance Document
*	XBRL Taxonomy Extension Schema Document
*	XBRL Taxonomy Extension Calculation Linkbase Document
*	XBRL Taxonomy Extension Definition Linkbase Document
*	XBRL Taxonomy Extension Label Linkbase Document
*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management Contract or Compensation Plan

* Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)

Dated: August 6, 2021	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8