Form 10-Q
period 2020-06-30
Indoor Harvest Corp
filed 2021-08-06
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☒ YES ☐ NO

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,543,763,866 common shares issued and outstanding as of June 30, 2020.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$1,309	$12,353
Prepaid expenses	-	5,331
Total Current Assets	1,309	17,684

Furniture and equipment, net	-	4,615
Intangible asset, net	-	2,690
TOTAL ASSETS	$1,309	$24,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$428,223	$399,710
Due to related party	-	100
Convertible notes payable, net of debt discount of $62,217 and $53,012, respectively	573,868	897,828
Derivative liabilities	50,657,556	3,029,748
Note payable	1,259	3,694
Total Current Liabilities	51,660,906	4,331,080

Total Liabilities	51,660,906	4,331,080

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 750,000 shares issued and outstanding	7,500	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value; 1,543,763,866 and 201,037,304 shares issued and outstanding, respectively	1,543,764	201,038
Additional paid in capital	11,658,928	10,377,256
Accumulated deficit	(64,869,789)	(14,891,885)
Total Stockholders’ Deficit	(51,659,597)	(4,306,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,309	$24,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	34,512	19,400	161,662	160,499
General and administrative	5,541	90,709	10,220	235,673
Total Operating Expenses	40,053	110,109	171,882	396,172

Loss from operations	(40,053)	(110,109)	(171,882)	(396,172)

Other Income (Expense)
Interest expense	(80,655)	(83,311)	(121,820)	(88,435)
Change in fair value of derivative liability	(48,123,243)	23,227	(49,684,202)	(200,428)
Total other expense	(48,203,898)	(60,084)	(49,806,022)	(288,863)

Loss before income taxes	(48,243,951)	(170,193)	(49,977,904)	(685,035)

Provision for income taxes	-	-	-	-

Net Loss	$(48,243,951)	$(170,193)	$(49,977,904)	$(685,035)

Basic and dilutive loss per common share	$(0.05)	$(0.00)	$(0.08)	$(0.02)

Weighted average number of common shares outstanding	1,031,162,789	41,377,331	619,698,242	40,590,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Convertible debt converted into common stock	-	-	70,264,956	70,265	(49,088)	-	21,177
Derivative liability	-	-	-	-	38,999	-	38,999
Net loss	-	-	-	-	-	(1,733,953)	(1,733,953)
Balance - March 31, 2020	750,000	$7,500	273,323,266	$273,324	$10,438,066	$(16,625,838)	$(5,906,948)

Common stock issued for services - third party	-	-	-	-	-	-	-
Common stock issued for services - related party	-	-	-	-	-	-	-
Convertible debt converted into common stock	-	-	1,270,440,600	1,270,440	(876,533)	-	393,907
Derivative liability	-	-	-	-	2,097,395	-	2,097,395
Net loss	-	-	-	-	-	(48,243,951)	(48,243,951)
Balance - June 30, 2020	750,000	$7,500	1,543,763,866	$1,543,764	$11,658,928	$(64,869,789)	$(51,659,597)

	Series A Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party	-	-	790,249	791	32,827	-	33,618
Common stock issued for services - related party	-	-	129,012	129	6,050	-	6,179
Convertible debt converted into common stock	-	-	2,898,278	2,898	63,629	-	66,527
Derivative liability	-	-	-	-	143,937	-	143,937
Net loss	-	-	-	-	-	(514,842)	(514,842)
Balance - March 31, 2019	750,000	$7,500	38,705,954	$38,706	$9,546,431	$(12,309,906)	$(2,717,269)

Common stock issued for services - third party	-	-	1,455,069	1,455	29,793	-	31,248
Common stock issued for services - related party	-	-	130,000	130	4,379	-	4,509
Convertible debt converted into common stock	-	-	6,970,743	6,971	106,844	-	113,815
Derivative liability	-	-	-	-	204,886	-	204,886
Net loss	-	-	-	-	-	(170,193)	(170,193)
Balance - June 30, 2019	750,000	$7,500	47,261,766	$47,262	$9,892,333	$(12,480,099)	$(2,533,004)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(49,977,904)	$(685,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,305	5,804
Amortization of debt discount	70,795	74,323
Change in fair value of embedded derivative liability	49,684,202	200,428
Stock issued for services - third party	72,920	64,866
Stock issued for services - related party	-	10,688
Changes in operating assets and liabilities:
Prepaid expenses	5,331	9,370
Security deposit	-	-
Accounts payable and accrued expenses	128,742	71,755
Deferred rent	-	(1,826)
Accrued compensation - officers	-	(3,722)
Net Cash used in Operating Activities	(8,609)	(253,349)

Cash Flows from Financing Activities:
Repayments of note payable	(2,435)	(4,057)
Proceeds from convertible notes, less OID cost paid		100,000
Proceed from related party		7,000
Net Cash provided by Financing Activities	(2,435)	102,943

Net change in cash	(11,044)	(150,406)
Cash, beginning of period	12,353	155,682
Cash, end of period	$1,309	$5,276

Supplemental Cash Flow Information
Cash paid for interest	$-	$1,742
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$80,000	$100.000
Conversion of convertible note into common shares	$415,084	$180,342
Derivative liability reclassified to paid-in capital	$2,136,394	$348,823

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

Effective May 11, 2020, the Company mutually and amicably completed a change of officers, as to the principal accounting officer and principal executive officer, the person serving in the capacity of interim CEO and interim CFO. Mr. Cook, serving as both up to such time, departed, and no longer serves in any officer or Director capacity. The Board of Directors appointed Leslie Bocskor to act as a principal executive officer serving in the capacity of CEO with non-material arrangements to apply moving forward, including compensation of $2,500 monthly, potential stock, and other considerations, indemnifications, and reimbursement of expenses.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

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

For the six months ended June 30, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six months ended
	June 30,
	2020	2019
	(shares)	(shares)

Series A Preferred Stock	12,500,000,000	27,402,265
Convertible notes	533,149,277	98,302,997
	13,033,149,277	125,705,262

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

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

The following table summarizes fair value measurements by level at June 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$50,657,556	$50,657,556

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$3,029,748	$3,029,748

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of June 30, 2020, incurred losses from its operations and did not generate cash from its operation for past two years and the six months ended June 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

Accounts payable and accrued liabilities at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Accounts payable	$214,145	$130,584
Credit card	16,570	16,595
Accrued expenses	15,714	15,714
Accrued management fee	3,605	9,000
Accrued interest	178,189	227,817
	$428,223	$399,710

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Note 2	$50,000	$50,000
Note 3	-	226,956
Note 4	522,885	522,884
Note 5	-	65,000
Note 6	25,200	48,000
Note 7	38,000	38,000
Total convertible notes payable	636,085	950,840

Less: Unamortized debt discount	(62,217)	(53,012)
Total convertible notes	573,868	897,828

Less: current portion of convertible notes	573,868	897,828
Long-term convertible notes	$-	$-

During the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $50,795 and $14,112, and amortization of discount of $70,795 and $74,323, respectively. As of June 30, 2020 and December 31, 2019, the Company had accrued interest of $178,189 and $227,817, respectively.

Conversion

During the six months ended June 30, 2020, the Company converted notes with principal amounts and accrued interest of $415,084 into 1,340,705,556 shares of common stock. The corresponding derivative liability at the date of conversion of $2,136,394 was settled through additional paid in capital.

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

At June 30, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
June 30, 2020
Expected term	0.31 - 0.50
Expected average volatility	298% - 389%
Expected dividend yield	-
Risk-free interest rate	0.07% - 0.27%

The following schedule shows the change in fair value of the derivative liabilities at June 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2019	$3,029,748
Addition of new derivatives recognized as debt discounts	80,000
Addition of new derivatives recognized as loss on derivatives	700,508
Settled on issuance of common stock	(2,136,394)
Loss on change in fair value of the derivative	48,983,694
Balance - June 30, 2020	$50,657,556

The aggregate loss on derivatives during the six months ended June 30, 2020 and 2019 was $49,684,202 and $200,428, respectively.

If the Company shall at any time after the date of issuance of the Series A Convertible Preferred Stock issue any additional shares of common stock except exempted securities, without cash consideration or for a cash consideration per share less than the Series A Conversion Price in effect immediately prior to such issue, then the Series A Conversion Price shall be adjusted by being reduced, concurrently with such issue, to a price equal to the sale price of the additional shares of common stock. If the Company issues securities convertible into shares of common stock rather than common stock, the adjustment shall be based upon the conversion price of the convertible securities so issued. The conversion price of the Series A Convertible Preferred Stock as of December 31, 2020 is $0.00006. If the Series A Convertible Preferred Stock is fully converted, the common stock shares will be 12,500,000,000. The market price on June 30. 2020, which is $0.0039 was used in lieu of pricing model because the contract did not have an end date.

NOTE 6 - SHAREHOLDERS’ EQUITY

On May 11, 2020, the Company completed an increase in the authorized shares of the Company’s stock to a total number of 10,015,000,000, allocated as follows among these classes and series of stock:

●	Common Stock Class, par value $0.001 per share - 10,000,000,000 shares authorized.
●	Preferred Stock Class, Series A, par value $0.01 per share - 15,000,000 shares authorized.

Convertible Series A Preferred Stock

As at June 30, 2020 and December 31, 2019, there were 750,000 and 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the six months ended June 30, 2020, the Company issued 1,342,726,562 shares of common stock as follows:

●	2,021,006 shares to consultant valued at $72,920 for consulting services
●	1,340,705,556 shares for conversion of debt of $415,084

Common Stock Warrants and option

As of June 30, 2020, no warrants or options were outstanding.

NOTE 7 - SUBSEQUENT EVENTS

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

The Board has recognized the substantive efforts of Messrs. Leslie Bocskor, Benjamin Rote, and Dennis Forchic to sustain and support the Company over the past year without compensation while laying the foundation for the future. The Board has voted to formalize employment agreements with Messrs. Bocskor and Rote, and an advisory agreement with Mr. Forchic. Stock option agreements reflecting past contributions and incentives for the future have been issued to all three parties. Stock options plans were offered with an exercise price of $0.01 and consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic vesting immediately. On the 1 year anniversary of their respective agreements, additional stock options priced at $0.015 will vest with consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic.

Lastly, the Board, consisting of Directors Rick Gutshall and Lang Coleman, having not received any consideration over the past 2 years, will receive stock options of 5 million options each at a price of $0.01. The company’s legal counsel will be receiving 10 million options, under the same terms as the Board, in recognition of their valuable work and support.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following tables presents our operating results for the three and six months ended June 30, 2020 compared to June 30, 2019:

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three Months Ended
	June 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	34,512	19,400	15,112	78%
General and administrative expenses	5,541	90,709	85,168	(94)%
Total operating expenses	40,053	110,109	(70,056)	(64)%
Loss from operations	(40,053)	(110,109)	(70,056)	(64)%
Other expense
Other income (expense)		-	-
Interest income (expense)	(80,655)	(83,311)	(2656)	(3)%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	(48,123,243)	23,227	48,100,016	207,000%

Total other income (expense)	(48,203,898)	(60,084)	48,143,814	80,128%

Net loss	$(48,243,951)	$(170,193)	$(48,073,758)	28,147%

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six Months Ended
	June 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense
Professional fees	161,662	160,499	1,163	0.72%
General and administrative expenses	10,220	235,673	(225,453)	(96%)
Total operating expenses	171,882	396,172	(224,290)	(57%)
Loss from operations	(171,882)	(396,172)	(224,290)	(57%)
Other expense
Interest expense	(121,820)	(88,435)	33,385	38%
Amortization of debt discount
Change in fair value of embedded derivative liability	(49,684,202)	(288,428)	49,395,774	17,126%)
Total other income (expense)	(49,806,022)	(685,035)	49,120,987	7,171%)

Net loss	$(49,977,904)	$(685,035)	$49,292,869	7,196%)

Revenues

During the six months ended June 30, 2020 and 2019, the Company generated no revenue.

Operating Expenses

Total operating expenses for the six months ended June 30, 2020 and 2019 were $171,882 and $396,172, respectively, for an aggregate decrease of $224,290 or 57%. The aggregate decrease primarily driven by a decrease in general and administrative expenses of $225,453 or 96% associated with lower corporate activity negatively influenced by Covid-19.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2020 and 2019 were ($49,806,022) and ($685,035), respectively. The increase in other expense is primarily related to the change in the fair value of the embedded derivative liability from ($288,428) to ($49,684,202).

4

Net Loss

As a result of the factors discussed above, net loss for the six months ended June 30, 2020 and 2019 was $49,977,904 and $685,035, respectively, for an increase of $49,120,987 or 7,171%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2020 and December 31, 2019, respectively.

Working Capital

	June 30, 2020	December 31, 2019	Change	%
Current assets	$1,309	$17,684	$(16,375)	(92)%
Current liabilities	$51,660,906	$4,331,080	$47,329,826	1093%
Working capital deficiency	$(51,659,597)	$(4,313,396)	$(47,346,201)	1093%

Cash Flows

	Six Months Ended
	June 30, 2020
	2020	2019	Change	%
Cash used in operating activities	$(8,609)	$(253,349)	$244,740	(97)%
Cash provided by financing activities	$(2,435)	$102,943	$105,378	(102)%
Net Change in Cash During Period	$(11,044)	$(150,406)	$139,362	(93)%

As of June 30, 2020, our Company’s cash balance was $1,309 and total assets were $1,309. As of December 31, 2019, our Company’s cash balance was $12,353 and total assets were $24,989.

As of June 30, 2020, our Company had total liabilities of $51,660,906 compared with total liabilities of $4,331,080 as at December 31, 2019.

As of June 30, 2020, our Company had a working capital deficiency of $51,659,597 compared with a working capital deficiency of $4,313,396 as at December 31, 2019. The increase in working capital deficiency was primarily attributed to an increase in derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 were $8,609 and $253,349 respectively, for a decrease of $244,740. The improvement in net cash used in operating activities is primarily related to an increase in operating liabilities.

Cash Flow from Investing Activities

For the six months ended June 30, 2020 and 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2020 and 2019 were ($2,435) and $102,943, respectively. During the six months ended June 30, 2020, our Company repaid note payable of $2.435.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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