Form 10-Q
period 2020-09-30
Indoor Harvest Corp
filed 2021-08-12
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,061,257,203 common shares issued and outstanding as of September 30, 2020.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$1,258	$12,353
Prepaid expenses and other receivable	3,010	5,331
Total Current Assets	4,268	17,684

Furniture and equipment, net	-	4,615
Intangible asset, net	-	2,690
TOTAL ASSETS	$4,268	$24,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$526,447	$399,710
Due to related party	-	100
Convertible notes payable, net of debt discount of $29,229 and $53,012, respectively	118,306	897,828
Derivative liabilities	23,237,742	3,029,748
Note payable	934	3,694
Total Current Liabilities	23,883,429	4,331,080

Total Liabilities	23,883,429	4,331,080

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value;
Series A Convertible Preferred stock: 15,000,000 designated, 750,000 shares issued and outstanding	7,500	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value;
2,061,257,203 and 201,037,304 shares issued and outstanding, respectively	2,061,257	201,038
Additional paid in capital	13,477,139	10,377,256
Accumulated deficit	(39,425,057)	(14,891,885)
Total Stockholders’ Deficit	(23,879,161)	(4,306,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,268	$24,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	19,987	60,715	181,649	221,214
General and administrative	69	57,541	10,289	293,214
Total Operating Expenses	20,056	118,256	191,938	514,428

Loss from operations	(20,056)	(118,256)	(191,938)	(514,428)

Other Income (Expense)
Interest expense	(370,342)	(73,947)	(492,162)	(162,382)
Change in fair value of derivative liability	25,835,130	(301,458)	(23,849,072)	(501,886)
Total other income (loss)	25,464,788	(375,405)	(24,341,234)	(664,268)

Income (loss) before income taxes	25,444,732	(493,661)	(24,533,172)	(1,178,696)

Provision for income taxes	-	-	-	-

Net income (loss)	$25,444,732	$(493,661)	$(24,533,172)	$(1,178,696)

Basic and diluted income (loss) per common share
Basic	$0.03	$(0.01)	$(0.05)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding
Basic	818,037,754	52,651,594	513,135,724	44,666,277
Diluted	13,757,956,821	52,651,594	513,135,724	44,666,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2020

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Convertible debt converted into common stock	-	-	70,264,956	70,265	(49,088)	-	21,177
Derivative liability	-	-	-	-	38,999	-	38,999
Net loss	-	-	-	-	-	(1,733,953)	(1,733,953)
Balance - March 31, 2020	750,000	7,500	273,323,266	273,324	10,438,066	(16,625,838)	(5,906,948)

Convertible debt converted into common stock	-	-	1,270,440,600	1,270,440	(876,533)	-	393,907
Derivative liability	-	-	-	-	2,097,395	-	2,097,395
Net loss	-	-	-	-	-	(48,243,951)	(48,243,951)
Balance - June 30, 2020	750,000	7,500	1,543,763,866	1,543,764	11,658,928	(64,869,789)	(51,659,597)

Convertible debt converted into common stock	-	-	517,493,337	517,493	225,526	-	743,019
Derivative liability	-	-	-	-	1,592,585	-	1,592,585
Write off of due to related party	-	-	-	-	100	-	100
Net income	-	-	-	-	-	25,444,732	25,444,732
Balance - September 30, 2020	750,000	$7,500	2,061,257,203	$2,061,257	$13,477,139	$(39,425,057)	$(23,879,161)

For the Nine Months Ended September 30, 2019

	Series A Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party	-	-	790,249	791	32,827	-	33,618
Common stock issued for services - related party	-	-	129,012	129	6,050	-	6,179
Convertible debt converted into common stock	-	-	2,898,278	2,898	63,629	-	66,527
Derivative liability	-	-	-	-	143,937	-	143,937
Net loss	-	-	-	-	-	(514,842)	(514,842)
Balance - March 31, 2019	750,000	7,500	38,705,954	38,706	9,546,431	(12,309,906)	(2,717,269)

Common stock issued for services - third party	-	-	1,455,069	1,455	29,793	-	31,248
Common stock issued for services - related party	-	-	130,000	130	4,379	-	4,509
Convertible debt converted into common stock	-	-	6,970,743	6,971	106,844	-	113,815
Derivative liability	-	-	-	-	204,886	-	204,886
Net loss	-	-	-	-	-	(170,193)	(170,193)
Balance - June 30, 2019	750,000	7,500	47,261,766	47,262	9,892,333	(12,480,099)	(2,533,004)

Common stock issued for services - related party	-	-	30,000	30	330	-	360
Convertible debt converted into common stock	-	-	18,398,994	18,399	88,501	-	106,900
Derivative liability	-	-	-	-	138,651	-	138,651
Net loss	-	-	-	-	-	(493,661)	(493,661)
Balance - September 30, 2019	750,000	$7,500	65,690,760	$65,691	$10,119,815	$(12,973,760)	$(2,780,754)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(24,533,172)	$(1,178,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,305	8,647
Amortization of debt discount	111,685	130,871
Expenses paid by related party	-	18,108
Change in fair value of embedded derivative liability	23,849,072	501,886
Stock issued for services - third party	72,920	100,466
Stock issued for services - related party	-	11,048
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	2,321	9,370
Security deposit	-	12,600
Accounts payable and accrued expenses	471,534	94,117
Deferred rent	-	(1,826)
Accrued compensation - officers	-	(3,722)
Net Cash used in Operating Activities	(18,335)	(297,131)

Cash Flows from Financing Activities:
Repayments of note payable	(2,760)	(5,456)
Proceeds from convertible notes, less OID costs paid	10,000	162,000
Proceeds from related party	-	7,100
Net Cash provided by Financing Activities	7,240	163,644

Net change in cash	(11,095)	(133,487)
Cash, beginning of period	12,353	155,682
Cash, end of period	$1,258	$22,195

Supplemental Cash Flow Information
Cash paid for interest	$-	$779
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$87,901	$162,000
Conversion of convertible note into common shares	$1,158,103	$251,642
Derivative liability reclassified to paid-in capital	$3,728,979	$487,474
Write off due to related party	$100	$-

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

On August 4, 2021, the Company formalized its employment and compensation arrangement with Mr. Leslie Bocskor. Mr. Bocskor was initially engaged as CEO on May 11, 2020, at a monthly rate of $2,500 pending the establishment of a comprehensive employment and compensation agreement. To date, Mr. Bocskor has not received any consideration for his efforts, and over this time continued to bring necessary resources to the company in the form of executive and administrative support, and more as needed. These resources included several critical functions provided by individuals and entities who worked to support the CEO and the Company over the prior year to stabilize and sustain the Company and lay the foundation for future success.

The Board has recognized the substantive efforts of Messrs. Leslie Bocskor, Benjamin Rote, and Dennis Forchic to sustain and support the Company over the past year without compensation while laying the foundation for the future. The Board has voted to formalize employment agreements with Messrs. Bocskor and Rote, and an advisory agreement with Mr. Forchic. Stock option agreements reflecting past contributions and incentives for the future have been issued to all three parties. Stock options plans were offered with an exercise price of $0.01 and consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic vesting immediately. On the one-year anniversary of their respective agreements, additional stock options priced at $0.015 will vest with consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic.

Lastly, the Board, consisting of Directors Rick Gutshall and Lang Coleman, having not received any consideration over the past 2 years, will receive stock options of 5 million options each at a price of $0.01. The company’s legal counsel will be receiving 10 million options, under the same terms as the Board, in recognition of their valuable work and support.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

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

The following table summarizes fair value measurements by level at September 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$23,237,742	$23,237,742

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$3,029,748	$3,029,748

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of September 30, 2020, incurred losses from its operations and did not generate cash from its operation for past two years and the nine months ended September 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITEIS

Accounts payable and accrued liabilities at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Accounts payable	$227,385	$130,584
Credit card	16,570	16,595
Accrued expenses	15,714	15,714
Accrued management fee	3,605	9,000
Accrued interest	263,173	227,817
	$526,447	$399,710

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Note 2	$50,000	$50,000
Note 3	-	226,956
Note 4	24,335	522,884
Note 5	-	65,000
Note 6	25,200	48,000
Note 7	38,000	38,000
Note 8 - related party	10,000	-
Total convertible notes payable	147,535	950,840

Less: Unamortized debt discount	(29,229)	(53,012)
Total convertible notes	118,306	897,828

Less: current portion of convertible notes	118,306	897,828
Long-term convertible notes	$-	$-

During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $492,162 and $162,382, and amortization of discount of $116,685 and $130,871, respectively. As of September 30, 2020 and December 31, 2019, the Company had accrued interest of $263,173 and $227,817, respectively.

Conversion

During the nine months ended September 30, 2020, the Company converted notes with principal amounts and accrued interest of $1,158,103 into 1,858,198,893 shares of common stock. The corresponding derivative liability at the date of conversion of $3,728,979 was settled through additional paid in capital.

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

Note 8 – related party

On September 28, 2020, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 8”) to a related party, in the principal amount of $10,000. Note 8 is convertible into shares of the Company’s common stock ninety (90) days from September 28, 2020. Note 8 is convertible at the lower conversion price of $0.002 or 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the Note 8. As of September 30, 2020, the proceeds had yet to be received in the entirety from Electrum Partners, LLC; accordingly, the Company recorded the balance as an other receivable due from Electrum Partners.

NOTE 5 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

At September 30, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2020
Expected term	0.06 - 0.50
Expected average volatility	146% - 389%
Expected dividend yield	-
Risk-free interest rate	0.07% - 0.27%

The following schedule shows the change in fair value of the derivative liabilities at September 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2019	$3,029,748
Addition of new derivatives recognized as debt discounts	87,901
Addition of new derivatives recognized as loss on derivatives	700,508
Settled on issuance of common stock	(3,728,979)
Loss on change in fair value of the derivative	23,148,564
Balance - September 30, 2020	$23,237,742

The aggregate loss on derivatives during the nine months ended September 30, 2020 and 2019 was $23,849,072 and $501,886, respectively.

If the Company shall at any time after the date of issuance of the Series A Convertible Preferred Stock issue any additional shares of common stock except exempted securities, without cash consideration or for a cash consideration per share less than the Series A Conversion Price in effect immediately prior to such issue, then the Series A Conversion Price shall be adjusted by being reduced, concurrently with such issue, to a price equal to the sale price of the additional shares of common stock. If the Company issues securities convertible into shares of common stock rather than common stock, the adjustment shall be based upon the conversion price of the convertible securities so issued. The conversion price of the Series A Convertible Preferred Stock as of December 31, 2020 is $0.00006. If the Series A Convertible Preferred Stock is fully converted, the common stock shares will be 12,500,000,000. The market price on September 30. 2020, which is $0.0039 was used in lieu of pricing model because the contract did not have an end date.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, the Company wrote off $100 due to related party and recognized it as additional paid-in-capital.

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

Convertible Series A Preferred Stock

As at September 30, 2020 and December 31, 2019, there were 750,000 and 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the nine months ended September 30, 2020, the Company issued 1,860,219,899 shares of common stock as follows:

●	2,021,006 shares to consultant valued at $72,920 for consulting services
●	1,858,198,893 shares for conversion of debt of $1,158,103

Common Stock Warrants and option

As of September 30, 2020, no warrants or options were outstanding.

NOTE 8 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible preferred stock and convertible notes that are computed using the if-converted method, and outstanding warrants that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$25,444,732	$(493,661)	$(24,533,172)	$(1,178,696)
Gain on change in fair value of derivatives	(25,835,130)	-	-	-
Interest on convertible debt	329,453	-	-	-
Net loss - diluted	$(60,945)	$(493,661)	$(24,533,172)	$(1,178,696)

Denominator:
Weighted average common shares outstanding	818,037,754	52,651,594	513,135,724	44,666,277
Effect of dilutive shares	12,939,919,067	-	-	-
Diluted	13,757,956,821	52,651,594	513,135,724	44,666,277

Net income (loss) per common share:
Basic	$0.03	$(0.01)	$(0.05)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.05)	$(0.03)

For the nine months ended September 30, 2020 and the three and six months ended September 30, 2019, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 9 - SUBSEQUENT EVENTS

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

Results of Operations

The following tables presents our operating results for the three and nine months ended September 30, 2020 compared to September 30, 2019:

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three Months Ended
	September 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	19,987	60,715	(40,728)	(67)%
General and administrative expenses	69	57,541	(57,472)	(99)%
Total operating expenses	20,056	118,256	(98,200)	(83)%
Loss from operations	(20,056)	(118,256)	(98,200)	(83)%
Other expense
Other income (expense)		-	-
Interest income (expense)	(370,342)	(73,947)	296,395	401%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	25,835,130	(301,458)	25,533,672	8,470%

Total other income (expense)	25,464,788	(375,405)	25,089,383	6,683%

Net loss	$25,444,732	$(493,661)	$24,951,071	5,054%

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine Months Ended
	September 30,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense
Professional fees	181,649	221,214	(39,565)	(18)%
General and administrative expenses	10,289	293,214	(282,925)	(96)%
Total operating expenses	191,938	514,428	(322,490)	(63)%
Loss from operations	(191,938)	(514,428)	(322,490)	(63)%
Other expense
Interest expense	(492,162)	(162,382)	329,780	203%
Amortization of debt discount
Change in fair value of embedded derivative liability	(23,849,072)	(501,886)	23,347,186	4,652)%
Total other income (expense)	(24,341,234)	(664,268)	23,676,966	3,564)%

Net loss	$(24,533,172)	$(1,178,696)	$23,354,476	1,981)%

Revenues

During the nine months ended September 30, 2020 and 2019, the Company generated no revenue.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2020 and 2019 were $191,938 and $514,448, respectively, for an aggregate decrease of $322,490 or 63%. The aggregate decrease primarily driven by a decrease in general and administrative expenses of $282,925 or 96% associated with lower corporate activity negatively influenced by Covid-19.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2020 and 2019 were ($24,341,234) and ($664,268), respectively. The increase in other expense is primarily related to the change in the fair value of the embedded derivative liability from ($501,886) to ($23,849,072).

4

Net Loss

As a result of the factors discussed above, net loss for the nine months ended September 30, 2020 and 2019 was $24,533,172 and $1,178,696, respectively, for an increase of $23,354,476 or 1,981%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2020 and December 31, 2019, respectively.

Working Capital

	September 30, 2020	December 31, 2019	Change	%
Current assets	$4,268	$17,684	$(13,416)	(76)%
Current liabilities	$23,883,429	$4,331,080	$19,552,349	451%
Working capital deficiency	$(23,879,161)	$(4,313,396)	$19,547,765)	451%

Cash Flows

	Nine Months Ended
	September 30, 2020
	2020	2019	Change	%
Cash used in operating activities	$(18,335)	$(297,131)	$(278,796)	(94)%
Cash provided by financing activities	$7240	$163,644	$(156,404)	(96)%
Net Change in Cash During Period	$(11,095)	$(133,487)	$(122,392)	(92)%

As of September 30, 2020, our Company’s cash balance was $1,258 and total assets were $4,268. As of December 31, 2019, our Company’s cash balance was $12,353 and total assets were $24,989.

As of September 30, 2020, our Company had total liabilities of $23,883,429 compared with total liabilities of $4,331,080 as at December 31, 2019.

As of September 30, 2020, our Company had a working capital deficiency of $23,879,161 compared with a working capital deficiency of $4,313,396 as at December 31, 2019. The increase in working capital deficiency was primarily attributed to an increase in derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 were $18,335 and $297,131 respectively, for a decrease of $278,796. The improvement in net cash used in operating activities is primarily related to an increase in operating liabilities.

Cash Flow from Investing Activities

For the nine months ended September 30, 2020 and 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2020 and 2019 were $7,240 and $163,644, respectively. During the nine months ended September 30, 2020, our Company repaid note payable of $2.760.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: August 12, 2021	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8