Form 10-K
period 2020-12-31
Indoor Harvest Corp
filed 2021-08-27
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2020 was $8,404,886, based upon the closing price of $ 0.0035 of the registrant’s common stock on that date as reported on OTC Markets Group Inc.

As of August 27, 2021, there were 2,401,396,041 shares of registrant’s common stock outstanding.

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

Changes in Business Operations

2020 was a continuation of our 2019 restructuring, reorganizing, and repositioning of the business. The Company believes it is positioned to start executing its business strategy and leveraging the public company to create shareholder value. The recent long-term commitments of the new management team coupled with a robust business network to support our business initiatives have laid the foundation for the future. We will be working on branding and building our team in 2021, once we have our new plans funded.

The Company’s current strategy is to position itself as an integrated consolidation platform offering for cannabis industry companies focused on hemp, other hemp-related products, CBD, CPG, and ancillary business verticals with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

The Company is subject to risks, no assurance exists of ability to raise sufficient capital on good terms or our ability to become profitable.

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

Employees

As of December 31, 2020, we have no full-time employees but use a variety of advisors and consultants.

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

The regulatory environment on a Federal, State, and Local level remains opaque and ever changing. This aspect of business risk is in flux and our disclosure should not be deemed a legal opinion or interpreted as fully addressing the myriad regulatory challenges inherent in the industry.

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

Item 2. Properties.

Our Offices

Our headquarters are pending.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company may be subject to one or more claims or suits but based on COVID and management changes, and problems with mail deliveries, we are not readily able to supply all details as of this filing and plan to file updates as we are able.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the OTCMarkets under the symbol “INQD”. As of December 31, 2020, there were 2,401,396,041 outstanding shares of common stock and approximately 74 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Common Stock

As of December 31, 2020, there were 2,401,396,041 shares of common stock issued and outstanding.

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

Holders of Common Stock

We have 74 shareholders of record for our common stock, as of December 31, 2020.

Preferred Stock

The Company has designated 15,000,000 shares of Series A Preferred Stock with a par value of $0.01.

The stated value of each issued share of Series A Convertible Preferred Stock shall be deemed to be $1.00, as the same may be equitably adjusted whenever there may occur a stock dividend, stock split, combination, reclassification or similar event affecting the Series A Convertible Preferred Stock. There are no dividends payable on the Series A Convertible Preferred Stock. Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter

The Series A Preferred Stock also had a “down-round” protection feature provided to the investors if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $1.00 per common share. The conversion price was automatically adjustable down to the price of the instrument being issued. As a result of conversions during the year ended December 31, 2020, the Series A Preferred Stock conversion price was reset to $0.00006 per share.

As of December 31, 2020, the 13 preferred shareholders holding 750,000 preferred shares can convert to 12.5 billion shares of common stock, which was significantly more than the outstanding common stock at that time. As of December 31, 2020, there are currently 2,401,396,041 shares outstanding. The Company has increased its authorized shares to 10 billion shares in May of 2020, addressing the potential Company control issue if conversion of all the preferred shares were to occur at the same time.

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

As at December 31, 2020, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

On August 27, 2021, Indoor Harvest Corp (the “Company”) completed an initiative when it entered into a Modification Agreement (the “Modification”) in cooperation with the current Series A Preferred shareholders to modify their conversion privileges to align and support current management team initiatives and shareholder interests.  The modification agreement provides the Preferred shareholders the ability to convert into common shares at a conversion price at the lower of $0.40 (per the original agreement), or the subsequent per share pricing of a  future equity raise greater than Five Hundred Thousand ($500,000) Dollars. This Modification is forecasted to  support anti- dilutive measures potentially to the benefit of our shareholders and may allow the Company to proceed with plans relating to funding needs.

Transfer Agent and Registrar

VStock Transfer, LLC at 18 Lafayette Place, Woodmere, New York 11598 is the registrar and transfer agent for our common stock. Their telephone number is (212) 828-8436.

Warrants

There were no outstanding warrants as of December 31, 2020.

Options

There are no outstanding options to purchase our securities as of December 31, 2020.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Reports on Form 10-Q as follows:

During the year ended December 31, 2020, the Company issued 2,200,358,737 shares of common stock as follows:

●	2,021,006 shares to consultant valued at $72,920 for consulting services

●	2,198,337,731 shares for conversion of debt of $1,412,106

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

The company spent the majority of 2020 reorganizing, restructuring, and repositioning the business.

The Company was funded through a convertible note structure from 2017 into 2019, that allowed the Company to keep being active while we restructure, reposition and recapitalize the company. We continue to seek funding from other capital sources as we position the company for future growth.

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

Raising new capital is critical to the Company going forward and is a primary focus as SEC filings are being completed and brought current.

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

The Company is in the process of establishing a headquarters.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019, which are included herein.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Our operating results for the years ended December 31, 2020 and 2019 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	0	11,147	(11,147)	(100)%
Stock based compensation	0	111,553	(111,553)	(100)%
Professional fees	223,788	310,588	(86,800)	(28)%
General and administrative expenses	24,327	199,432	(175,105)	(88)%
Total operating expenses	248,115	632,720	(384,605)	(61)%
Loss from operations	(248,115)	(632,720)	(384,605)	(61)%
Other expense
Interest expense	(382,370)	(135,844)	246,526	181%
Amortization of debt discount	(140,913)	(157,631)	16,718	(10)%
Change in fair value of embedded derivative liability	(45,509,377)	(2,170,626)	43,338,751	1,997%
Total other expense	(46,032,660)	(2,464,101)	43,568,559	1,768%
Net loss	$(46,280,775)	$(3,096,821)	$(43,183,954)	1,394%

Revenues

During the years ended December 31, 2020 and 2019, the Company generated no revenue.

Operating Expenses

Total operating expenses for the year ended December 31, 2020 and 2019 were $248,115 and $632,720 , respectively, for an aggregate decrease of $384,605 or 61%. The aggregate decrease is primarily related to 100% decrease in stock-based compensation, a 28% decrease in professional fees of $86,800 and an 88% decrease in general and administrative expenses of $175,105.

Other Expense

Total other expense for the year ended December 31, 2020 and 2019 were $$46,032,660 and $2,464,101 , respectively, for an increase of $43,568,559 or 1768%. The increase is primarily related to the change in the fair value of the embedded derivative liability of $43,568,559 related to the Tangiers convertible notes payable and Series A Preferred Stock, and a 181% increase in interest expenses of $246,526.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2020 and 2019 was $46,280,775 and $3,096,821, respectively, for an increase of $43,183,954 or 1394%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2020 and December 31, 2019, respectively.

Working Capital

	December 31,	December 31,
	2020	2019	Change	%
Current assets	$3,083	$17,684	$(14,601)	(83)%
Current liabilities	$44,752,523	$4,331,080	$40,421,443	936%
Working capital (deficiency)	$(44,749,523)	$(4,313,396)	$(40,436,127)	937%

Cash Flows

	Year Ended
	December 31,
	2020	2019	Change	%
Cash used in operating activities	$17,452	$441,602	$(424,150)	(96)%
Cash used in investing activities	$-	$-	$-	-
Cash provided by financing activities	$6,306	$298,273	$(291,967)	(98)%
Net Change in Cash During Period	$(11,146)	$(143,329)	$(132,183)	(92)%

As of December 31, 2020, our Company’s cash balance was $1,207 and total assets were $3,083. As of December 31, 2019, our Company’s cash balance was $12,353 and total assets were $24,989.

As of December 31, 2020, our Company had total liabilities of $44,752,523, compared with total liabilities of $4,331,080 as at December 31, 2019.

As of December 31, 2020, our Company had a working capital deficiency of $44,749,440 compared with a working capital deficiency of $4,313,396 as of December 31, 2019. The increase in working capital deficiency was primarily attributed to an increase in derivative liabilities of $40,436,127.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 and 2019 were $17,452 and $441,602, respectively, for a decrease of $424,150. The improvement in net cash used in operating activities is primarily related to a decrease in operating expenses, from reductions in professional fees and general and administrative expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2020 and 2019, we had no cash used in investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 and 2019 were $6,306 and $298,273, respectively, for a decrease of $291,967. During the year December 31, 2020, the Company received $10,000 by way of a loan under a convertible note payable and repaid note payable of $3,964. During the year December 31, 2019, the Company received $307,304 by way of loan under a convertible note payable and repaid note payable of $9,131.

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

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

On November 15, 2019, the Company replaced Thayer O’Neal Company with WWC, P.C. as our independent principal accountant to audit the Company’s financial statements.

Item 9A – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon such evaluation, Chief Executive Officer (the principal executive officer and principal financial officer) have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework.

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

Based on its evaluation as of December 31, 2020, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the Company’s limited resources, there are limited controls over financial information processing. The Company determined that its internal control over financial reporting was not effective as of December 31, 2020. The basis for the conclusions that such internal control was ineffective included the following considerations:

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth our Officers and Directors as of December 31, 2020 . The Board of Directors elects our Executive Officers annually. Our Directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our Officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our Directors and Executive Officers are as follows:

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company’s last completed fiscal year of 2020 for all services rendered to the Company.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chad Sykes, former CEO, Secretary	2020								0
	2019	$48,077	—	—	—	—	—	—	$48,077

Daniel Weadock, Former CEO	2020	0		$0					$0
	2019			$13					$13

Rick Gutshall	2020	0							0
Former interim CEO and Former CFO (3)	2019	0							0

	2020								0
Thomas Cook	2019							$18,750	$18,750

Leslie Bocskor	2020								0

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of the common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	Chad Sykes, Founder, resigned as CEO, Secretary on January 2, 2017 and was appointed Chief Innovation Officer. On August 9, 2017, Mr. Sykes resigned from his position as Chief Innovation Officer. In March, 2019, Mr. Sykes resigned from his executive officer positions with the Company.

(3)	Mr. Gutshall served as the Company’s Chief Financial Officer from August 2017 to December 2017, and as the Company’s Interim Chief Executive Officer from August 2017 to February 20, 2018. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company. Mr. Gutshall was not compensated in any way by the Company relating to his services as the Company’s Interim Chief Executive Officer or as the Company’s Chief Financial Officer in 2017. Mr. Gutshall did receive 758,401 shares of the Company’s common stock in connection with the Alamo Merger, however, such share issuance was not in any way connected or related to Mr. Gutshall’s previous officer positions with the Company nor his position as a director of the Company.

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

Outstanding Equity Awards at December 31, 2020

As of December 31, 2020, we had not granted any stock-based compensation awards to any of our named executive officers. A total, however, of 100,000 shares of common stock were awarded to Daniel Weadock for 2018 per his 2018 employment agreement.

Director Compensation

No compensation applies to Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2020, the preferred shareholders can convert and own 12.5 Billion shares of common stock if they elect to do so. The following table illustrates the year-end potential fully diluted shares as of December 31, 2020 and 2019. The shares issued and outstanding on Dec 31 2020 was 201,037,304.

For the year ended December 31, 2020 and 2019, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended
	December 31,
	2020	2019
	(shares)	(shares)

Series A Preferred Stock	12,500,000,000	1,214,574,899
Convertible notes	149,922,109	1,197,242,200
	12,649,922,109	2,411,817,099

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

1. The percentages are based on the total issued common stock as of December 31, 2020 of 2,401,396,041.

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

Item 14. Principal Accountant Fees and Services.

WWC, Professional Corporation, was our independent auditor for the year ended December 31, 2020.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$17,500	$48,000
Audit-related fees	-	—
Tax fees	-	—
All other fees	-	—
Total	$17,500	$48,000

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

3. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 4, 2017).

2.2	Certificate of Merger. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on August 29, 2017).

2.3	Certificate of Correction. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on September 12, 2017).

3.1	Articles of Incorporation – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form S-1 filed on March 5, 2014).

3.2	Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.2 in the Registrant’s Form S-1 filed on March 5, 2014).

3.4	Amended Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 99.1 in the Registrant’s Form 8-K filed on May 23, 2017).

4.1	Form of common stock Certificate of Indoor Harvest, Corp. (Incorporated by reference to exhibit 4.1 in the Registrant’s Form S-1 filed on March 5, 2014).

4.2	Indoor Harvest 2015 Stock Award Plan. (Incorporated by reference to Ex. 4.3 in the Registrant’s Registration Statement on Form S-8 filed on January 21, 2015, as amended).

10.1	Investment Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on October 13, 2017).

10.2	Registration Rights Agreement with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 13, 2017).

10.3	Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on October 13, 2017).

10.4	Amendment Convertible Promissory Note with Tangiers Global, LLC. (Incorporated by reference to exhibit 10.4 in the Registrant’s Form 8-K filed on October 13, 2017).

10.5	Joint Venture Agreement between Indoor Harvest, Alamo CBD and Vyripharm. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on March 28, 2017).

10.6	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on March 28, 2017).

10.7	Choo Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on March 13, 2015).

10.8	Zimmerman Director Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on April 15, 2015).

10.9	Choo Employment Agreement. (Incorporated by reference to exhibit 10.1 in Registrant’s Form 8-K filed on August 14, 2015).

10.10	Rockwell Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.11	Rockwell Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.12	FirstFire Securities Purchase Agreement dated March 22, 2016. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.13	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibits 10.1 – 10.4 in Registrant’s Form 8-K filed on March 24, 2016).

10.14	FirstFire Securities Purchase Agreement dated October 19, 2016. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on October 21, 2016).

10.15	FirstFire Form of Senior Convertible Promissory Note. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on October 21, 2016).

10.16	Share Exchange Agreement with Alamo CBD, LLC and the members of Alamo CBD, LLC. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8-K filed on April 26, 2017).

10.17	Gutshall Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 14, 2017).

10.18	Gutshall Employment Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.2 in the Registrant’s Form 8-K filed on August 14, 2017).

10.19	Coleman Director Agreement dated August 9, 2017. (Incorporated by reference to exhibit 10.5 in the Registrant’s Form 8- K filed on August 14, 2017).

10.19	Tangiers 8% Fixed Convertible Promissory Note. (Incorporated by reference to exhibit 10.3 in the Registrant’s Form 8-K filed on January 19, 2017).

10.20	Amendment dated February 13, 2018 to the Convertible Promissory Note issued to Tangiers on January 16, 2018. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018).

10.21	Executive Employment Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.22	Compensation Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.23	Indemnity Agreement dated February 20, 2018 by and between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

21.1	Subsidiary – IHC Consulting, Inc. ( SEC Form 8-K filed on August 14, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 27, 2021	INDOOR HARVEST CORP

	By:	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Rick Gutshall	Director	August 27, 2021
Rick Gutshall

/s/ Dr. Lang Coleman	Director	August 27, 2021
Dr. Lang Coleman

INDOOR HARVEST CORP

Consolidated Financial Statements

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Indoor Harvest Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indoor Harvest Corp (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss) and comprehensive loss, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2019 and had an accumulated deficit and net cash used in operating activities which raised substantial doubt about its ability to continue as a going concern. During the year end December 31, 2020, the Company continued to incur substantial losses and net cash used in operating activities’ accordingly, the substantial doubt that the Company will continue as going concern was not alleviated and still exists. Management’s plans to address this substantial doubt are set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since November 26, 2019

San Mateo, California

August 27, 2021

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$1,207	$12,353
Prepaid expenses and other receivable	1,876	5,331
Total Current Assets	3,083	17,684

Furniture and equipment, net	-	4,615
Intangible asset, net	-	2,690
TOTAL ASSETS	$3,083	$24,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$354,596	$399,710
Due to related party	-	100
Convertible notes payable, net of debt discount of $0 and $53,012, respectively	123,200	897,828
Derivative liabilities	44,274,727	3,029,748
Note payable	-	3,694
Total Current Liabilities	44,752,523	4,331,080

Total Liabilities	44,752,523	4,331,080

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 750,000 shares issued and outstanding as of December 31, 2020	7,500	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,401,396,041 and 201,037,304 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,401,396	201,038
Additional paid in capital	14,014,324	10,377,256
Accumulated deficit	(61,172,660)	(14,891,885)
Total Stockholders’ Deficit	(44,749,440)	(4,306,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,083	$24,989

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2020	2019

Revenue	$-	$-

Operating Expenses
Professional fees	223,788	310,588
General and administrative	24,327	322,132
Total Operating Expenses	248,115	632,720

Loss from operations	(248,115)	(632,720)

Other Income (Expense)
Interest expense	(523,283)	(293,475)
Change in fair value of derivative liability	(45,509,377)	(2,170,626)
Total other loss	(46,032,660)	(2,464,101)

Loss before income taxes	(46,280,775)	(3,096,821)

Provision for income taxes	-	-

Net loss	$(46,280,775)	$(3,096,821)

Basic and diluted loss per common share	$(0.17)	$(0.05)

Weighted average number of common shares outstanding	267,167,835	64,323,610

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	750,000	$7,500	34,888,415	$34,888	$9,299,988	$(11,795,064)	$(2,452,688)

Common stock issued for services - third party	-	-	6,245,318	6,246	94,220	-	100,466
Common stock issued for services - related party	-	-	319,012	319	10,768	-	11,087
Convertible debt converted into common stock	-	-	159,584,559	159,585	214,646	-	374,231
Derivative liability	-	-	-	-	757,634	-	757,634
Net loss	-	-	-	-	-	(3,096,821)	(3,096,821)
Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Common stock issued for services - related party	-	-	-	-	-	-	-
Convertible debt converted into common stock	-	-	2,198,337,731	2,198,337	(786,231)	-	1,412,106
Derivative liability	-	-	-	-	4,352,300	-	4,352,300
Write off due to related party	-	-	-	-	100	-	100
Net loss	-	-	-	-	-	(46,280,775)	(46,280,775)
Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$(61,172,660)	$(44,749,440)

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(46,280,775)	$(3,096,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,305	11,147
Amortization of debt discount	140,913	157,631
Change in fair value of embedded derivative liability	45,509,377	2,170,626
Stock issued for services - third party	72,920	100,466
Stock issued for services - related party	-	11,087
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	3,455	13,039
Security deposit	-	12,600
Accounts payable and accrued expenses	529,353	184,171
Deferred rent	-	(1,826)
Accrued compensation - officers	-	(3,722)
Net Cash used in Operating Activities	(17,452)	(441,602)

Cash Flows from Financing Activities:
Repayments of note payable	(3,694)	(9,131)
Proceeds from convertible notes, less OID costs paid	10,000	307,304
Proceeds from related party	-	100
Net Cash provided by Financing Activities	6,306	298,273

Net change in cash	(11,146)	(143,329)
Cash, beginning of period	12,353	155,682
Cash, end of period	$1,207	$12,353

Supplemental Cash Flow Information
Cash paid for interest	$-	$779
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$87,901	$162,000
Conversion of convertible note into common shares	$1,412,106	$374,231
Derivative liability reclassified to paid-in capital	$4,352,300	$757,634
Write off due to related party	$100	$-

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

For the years ended December 31, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended
	December 31,
	2020	2019
	(shares)	(shares)

Series A Preferred Stock	12,500,000,000	1,214,574,899
Convertible notes	149,922,109	1,197,242,200
	12,649,922,109	2,411,817,099

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

The following table summarizes fair value measurements by level at December 31, 2020 and 2019, measured at fair value on a recurring basis:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$44,274,727	$44,274,727

December 31,2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$3,029,748	$3,029,748

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

Intangible Assets

In accordance with ASC 350 Goodwill and Other Intangible Assets, indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Indefinite-lived intangible assets consist of the Company’s domain name. Finite-lived intangible assets include software and is amortized over a 3 to 5-year period. The Company recognized $0 for impairment charges taken during the years ended December 31, 2020 and 2019, respectively.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2020 and 2019, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $46,280,775, net cash used in operations of $17,452 and has an accumulated deficit of $61,172,660, for the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2020 and 2019:

	December 31,	December 31,
Classification	2020	2019
Furniture and equipment	$11,666	$11,666
Leasehold improvements	38,717	38,717
Computer equipment	3,019	3,019
Total	53,402	53,402
Less: Accumulated depreciation	(53,402)	(48,787)
Property and equipment, net	$-	$4,615

Depreciation expense for the years ended December 31, 2020 and 2019, totaled $0 and $4,615, respectively.

NOTE 4 - INTANGIBLE ASSETS

There were no impairment charges taken for intangible assets during the years ended December 31, 2020 and 2019.

Intangible assets consist of the following at December 31, 2020 and 2019:

	December 31,	December 31,
Classification	2020	2019
Domain name	$2,000	$2,000
Facilities Manager’s Package Online	1,022	1,022
MLC CD Systems (software)	7,560	7,560
Total	10,582	10,582
Less: Accumulated amortization	(10,582)	(7,892)
Intangible assets, net	$-	$2,690

Amortization expense for the years ended December 31, 2020 and 2019, totaled $0 and $2,690, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Accounts payable	$283,357	$130,584
Credit card	16,570	16,595
Accrued expenses	15,714	15,714
Accrued management fee	3,605	9,000
Accrued interest	35,350	227,817
	$354,596	$399,710

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2020 and December 31, 2019 are as follows:

	December 31,	December 31,
	2020	2019
Note 2	$50,000	$50,000
Note 3	-	226,956
Note 4	-	522,884
Note 5	-	65,000
Note 6	25,200	48,000
Note 7	38,000	38,000
Noe 8 - related party	10,000	-
Total convertible notes payable	123,200	950,840

Less: Unamortized debt discount	-	(53,012)
Total convertible notes	123,200	897,828

Less: current portion of convertible notes	123,200	897,828
Long-term convertible notes	$-	$-

During the years ended December 31, 2020 and 2019, the Company recorded total interest expense of $523,283 and $293,475, of which included amortization of discount of $140,913 and $157,631. As of December 31, 2020 and 2019, the Company had accrued interest of $35,350 and $374,231, respectively.

Conversion

During the year ended December 31, 2020, the Company converted notes with principal amounts and accrued interest of $1,412,106 into 2,198,337,731 shares of common stock. The corresponding derivative liability at the date of conversion of $4,352,300 was settled through additional paid in capital.

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

Note 8 – related party

On September 28, 2020, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 8”) to a related party, in the principal amount of $10,000. Note 8 is convertible into shares of the Company’s common stock ninety (90) days from September 28, 2020. Note 8 is convertible at a conversion price of 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the Note 8.

NOTE 7 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company bifurcated a conversion liability related to a down-round protection provided to the Series A Preferred Stock. The Company has determined that the embedded conversion option should be accounted for at fair value.

At December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Expected term	0.06 - 0.50	0.01 - 1.00
Expected average volatility	146% - 389%	186% - 287%
Expected dividend yield	-	-
Risk-free interest rate	0.07% - 0.27%	1.60% - 2.45%

The following schedule shows the change in fair value of the derivative liabilities at December 31, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2018	$1,452,469
Addition of new derivatives recognized as debt discounts	164,287
Addition of new derivatives recognized as loss on derivatives	972,264
Settled on issuance of common stock	(757,634)
Gain on change in fair value of the derivative	1,198,362
Balance - December 31, 2019	$3,029,748
Addition of new derivatives recognized as debt discounts	87,901
Addition of new derivatives recognized as loss on derivatives	700,508
Settled on issuance of common stock	(4,352,299)
Loss on change in fair value of the derivative	44,808,869
Balance - December 31, 2020	$44,274,727

The aggregate loss on derivatives during the years ended December 31, 2020 and 2019 was $45,509,377 and $2,170,626, respectively.

If the Company shall at any time after the date of issuance of the Series A Convertible Preferred Stock issue any additional shares of common stock except exempted securities, without cash consideration or for a cash consideration per share less than the Series A Conversion Price in effect immediately prior to such issue, then the Series A Conversion Price shall be adjusted by being reduced, concurrently with such issue, to a price equal to the sale price of the additional shares of common stock. If the Company issues securities convertible into shares of common stock rather than common stock, the adjustment shall be based upon the conversion price of the convertible securities so issued. The conversion price of the Series A Convertible Preferred Stock as of December 31, 2020 is $0.00006. If the Series A Convertible Preferred Stock is fully converted, the common stock shares will be 12,500,000,000. The market price on December 31, 2020, which is $0.0035 was used in lieu of pricing model because the contract did not have an end date.

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

Debt forgiveness

During the year ended December 31, 2020, the Company wrote off $100 due to related party and recognized it as additional paid-in-capital.

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

The stated value of each issued share of Series A Convertible Preferred Stock shall be deemed to be $1.00, as the same may be equitably adjusted whenever there may occur a stock dividend, stock split, combination, reclassification or similar event affecting the Series A Convertible Preferred Stock. There are no dividends payable on the Series A Convertible Preferred Stock. Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter

The Series A Preferred Stock also had a “down-round” protection feature provided to the investors if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $1.00 per common share. The conversion price would be automatically adjustable down to the price of the instrument being issued. As a result of conversion during the year ended December 31, 2020, the Series A Preferred Stock conversion price was reset to $0.00006 per share.

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

As at December 31, 2020 and 2019, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

On August 27, 2021, Indoor Harvest Corp (the “Company”) completed an initiative when it entered into a Modification Agreement (the “Modification”) in cooperation with the current Series A Preferred shareholders to modify their conversion privileges to align and support current management team initiatives and shareholder interests. The modification agreement provides the Preferred shareholders the ability to convert into common shares at a conversion price at the lower of $0.40 (per the original agreement), or the subsequent per share pricing of a future equity raise greater than Five Hundred Thousand ($500,000) Dollars. This Modification is forecasted to support anti- dilutive measures potentially to the benefit of our shareholders and may allow the Company to proceed with plans relating to funding needs.

Common Stock

Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2020, the Company issued 2,200,358,737 shares of common stock as follows:

●	2,021,006 shares to consultant valued at $72,920 for consulting services
●	2,198,337,731 shares for conversion of debt of $1,412,106

During the year ended December 31, 2019, the Company issued 166,148,889 shares of common stock as follows:

●	6,245,318 shares valued at $100,466 for consulting services
●	129,012 shares valued at $6,179 pursuance to Weadock Employment Agreement (Note 8)
●	100,000 shares valued at $3,690 for a termination of Weadock Employment Agreement (Note 8)
●	90,000 shares valued at $1,218 for a management compensation (Note 8)
●	159,584,559 shares resulting from the conversion of debt valued at $367,128 (Note 6)

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

The components of deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

Description	2020	2019

Deferred tax assets
Net operating losses	$1,681,907	$1,549,505
Deferred tax liabilities
Accelerated tax depreciation	-	19,183
Net deferred tax assets	1,681,907	1,568,688

Less: Valuation allowance	(1,681,907)	(1,568,688)
Net	$-	$-

At December 31, 2020 and 2019, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2020 of $5,856,768, if not used, will begin to expire in 2033.

The Company experienced a change in control for tax purposes in 2017 as a result of the merger with Alamo CBD. Accordingly, the future utilization of net operating losses will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

NOTE 11 - COMMITMENTS & CONTINGENCIES

As of December 31, 2020, the Company did not have any outstanding rental commitments; the Company incurred rent expense for the years ended December 31, 2020 and 2019, totaling $0 and $17,050, respectively.

NOTE 12 - SUBSEQUENT EVENTS

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

On August 26, 2021, Indoor Harvest Corp (the “Company”) entered into subscription agreements, (the “Agreement”), with certain accredited investors for the sale of Eighty-Two Million (82,000,000) Common Shares (the “Shares”) of the Company’s common stock, par value of $0.001 per share, for a total consideration to the Company of Four Hundred and Ten Thousand ($410,000) Dollars. The Shares will be restricted and subject to compliant required holding periods under Rule 144.

The Company intends to use the net proceeds from the sale of the Shares for general corporate purposes, such as payments for certain vendor services, filing requirements, settlement of certain payables, working capital, etc.

On August 27, 2021, Indoor Harvest Corp (the “Company”) completed an initiative when it entered into a Modification Agreement (the “Modification”) in cooperation with the current Series A Preferred shareholders to modify their conversion privileges to align and support current management team initiatives and shareholder interests. The modification agreement provides the Preferred shareholders the ability to convert into common shares at a conversion price at the lower of $0.40 (per the original agreement), or the subsequent per share pricing of a future equity raise greater than Five Hundred Thousand ($500,000) Dollars. This Modification is forecasted to support anti- dilutive measures potentially to the benefit of our shareholders and may allow the Company to proceed with plans relating to funding needs.

The company is subject to risks, statements herein include forecasts, actual events may be different, nothing herein is an offer or solicitation of an offer for the sale or purchase of any security.

