Form 10-Q
period 2021-03-31
Indoor Harvest Corp
filed 2021-09-03
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,401,396,041 common shares issued and outstanding as of March 31, 2021.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$26,157	$1,207
Prepaid expenses and other receivable	835	1,876
Total Current Assets	26,992	3,083

TOTAL ASSETS	$26,992	$3,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$378,035	$354,596
Convertible notes payable	148,200	123,200
Derivative liabilities	147,879,315	44,274,727
Total Current Liabilities	148,405,550	44,752,523

Total Liabilities	148,405,550	44,752,523

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 750,000 shares issued and outstanding	7,500	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,401,396,041 shares issued and outstanding	2,401,396	2,401,396
Additional paid in capital	14,014,324	14,014,324
Accumulated deficit	(164,801,778)	(61,172,660)
Total Stockholders’ Deficit	(148,378,558)	(44,749,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,992	$3,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$-	$-

Operating Expenses
Professional fees	17,500	127,150
General and administrative	5,225	4,679
Total Operating Expenses	22,725	131,829

Loss from operations	(22,725)	(131,829)

Other Income (Expense)
Interest expense	(1,805)	(41,165)
Change in fair value of derivative liability	(103,604,588)	(1,560,959)
Total other loss	(103,606,393)	(1,602,124)

Loss before income taxes	(103,629,118)	(1,733,953)

Provision for income taxes	-	-

Net loss	$(103,629,118)	$(1,733,953)

Comprehensive loss	$(103,629,118)	$(1,733,953)

Basic and diluted loss per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	2,401,396,041	208,233,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three months Ended March 31, 2021

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$(61,172,660)	$(44,749,440)

Net loss	-	-	-	-	-	(103,629,118)	(103,629,118)
Balance - March 31, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$(164,801,778)	$(148,378,558)

For the Three months Ended March 31, 2020

	Series A Convertible
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Common stock issued for services - related party	-	-	-	-	-	-	-
Convertible debt converted into common stock	-	-	70,264,956	70,265	(49,088)	-	21,177
Derivative liability	-	-	-	-	38,999	-	38,999
Net loss	-	-	-	-	-	(1,733,953)	(1,733,953)
Balance - March 31, 2020	750,000	$7,500	273,323,266	$273,324	$10,438,066	$(16,625,838)	$(5,906,948)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(103,629,118)	$(1,733,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	1,940
Amortization of debt discount	-	17,697
Change in fair value of embedded derivative liability	103,604,588	1,560,959
Stock issued for services - third party	-	72,920
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	1,041	5,331
Accounts payable and accrued expenses	23,439	67,268
Net Cash used in Operating Activities	(50)	(7,838)

Cash Flows from Financing Activities:
Repayments of note payable	-	(1,663)
Proceeds from convertible notes	25,000	-
Net Cash provided by Financing Activities	25,000	(1,663)

Net change in cash	24,950	(9,501)
Cash, beginning of period	1,207	12,353
Cash, end of period	$26,157	$2,852

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of convertible note into common shares	$-	$21,177
Derivative liability reclassified to paid-in capital	$-	$38,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements may be presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2020.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements may be presented.

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

For the three months ended March 31, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three months ended
	March 31,
	2021	2020
	(shares)	(shares)

Series A Preferred Stock	12,500,000,000	2,884,615,385
Convertible notes	32,270,029	4,157,725,282
	12,532,270,029	7,042,340,667

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

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

The following table summarizes fair value measurements by level at March 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$147,879,315	$147,879,315

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$44,274,727	$44,274,727

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2021, incurred losses from its operations and did not generate cash from its operation for past two years and the three months ended March 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Accounts payable	$305,966	$283,357
Credit card	15,595	16,570
Accrued expenses	15,714	15,714
Accrued management fee	3,605	3,605
Accrued interest	37,155	35,350
	$378,035	$354,596

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Note 1	$50,000	$50,000
Note 2	25,200	25,200
Note 3	38,000	38,000
Note 4 - related party	10,000	10,000
Note 5	25,000	-
Total convertible notes payable	148,200	123,200

Less: Unamortized debt discount	-	-
Total convertible notes	148,200	123,200

Less: current portion of convertible notes	148,200	123,200
Long-term convertible notes	$-	$-

During the three months ended March 31, 2021 and 2020, the Company recorded interest expense (income) of $1,805 and ($41,165), and amortization of discount of $0 and $17,697, respectively. As of March 31, 2021 and December 31, 2020, the Company had accrued interest of $37,155 and $35,350, respectively.

Note 1

On October 12, 2017, the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 1”) maturity date is May 12, 2018. The principal amount due under Note 1 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 1 as the event in which Note 1 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 1 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. The note is currently in default.

Note 2

On October 22, 2019, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 2”) to Power Up Lending Group Ltd. (“Power Up”), in the principal amount of $48,000, which includes a $3,000 original issue discount. Note 2 is convertible into shares of the Company’s common stock one hundred eighty (180) days from October 22, 2019. Note 2 is convertible at a conversion price of 61% of the average of the two (2) lowest trading prices of the Company’s common stock during the twenty (20) consecutive trading days prior to the date of on which Power Up elects to convert all or part of the Note 2. The note is currently in default.

Note 3

On December 19, 2019, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 3”) to Power Up Lending Group Ltd. (“Power Up”), in the principal amount of $38,000, which includes a $3,000 original issue discount. Note 3 is convertible into shares of the Company’s common stock one hundred eighty (180) days from December 22, 2019. Note 3 is convertible at a conversion price of 61% of the average of the two (2) lowest trading prices of the Company’s common stock during the twenty (20) consecutive trading days prior to the date of on which Power Up elects to convert all or part of the Note 3. The note is currently in default.

Note 4 – related party

On September 28, 2020, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 4”) to a related party, in the principal amount of $10,000. Note 4 is convertible into shares of the Company’s common stock ninety (90) days from September 28, 2020. Note 4 is convertible at the lower conversion price of $0.002 or 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the Note 4. The note is currently in default.

Note 5

In March 2021, a third party advanced $25,000 to assist the Company in operating expenses and the Company is in the process of confirming arrangements for the repayment of said amount. The advance has non-interest bearing.

On August 9, 2021, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 5”), in the principal amount of $25,000. Note 5 is convertible into shares of the Company’s common stock sixty (60) days from August 29, 2021. Note 5 is convertible at the lower conversion price of $0.00225 or 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the Note 5.

NOTE 5 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities at March 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2020	$44,274,727
Loss on change in fair value of the derivative	103,604,588
Balance - March 31, 2021	$147,879,315

The aggregate loss on derivatives during the three months ended March 31, 2021 and 2020 was $103,604,588 and $1,560,959, respectively. The Company values these derivative liabilities using flexible the pricing models that include quantitative input such as the risk free rate, market volatility, time to maturity, conversion price, and other qualitative factors such as whether the underlying indexed security is in good standing or in default.

NOTE 6 - SHAREHOLDERS’ EQUITY

Series A Convertible Preferred Stock

As of March 31, 2021 and December 31, 2020, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the three months ended March 31, 2021, there were no share issuance.

As of March 31, 2021 and December 31, 2020, there were 2,401,396,041 shares of Common Stock issued and outstanding.

Common Stock Warrants and Options

As of March 31, 2021, there were no warrants or options outstanding.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of March 31, 2021, and up through September 3, 2021, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

The Company had a dispute with Power Up Lending Group, Ltd. (“Power Up”), the holder of certain promissory notes dated October 22, 2019, and December 19, 2019, issued by the Registrant, including allegations or claims of default and a suit. As part of the Company’s recovery efforts after COVID-19, it reached an amicable resolution with “Power Up”, in third quarter of 2021, whereby the Company and Power Up agreed on an amount of $80,000 to settlement this dispute in its entirety.

On August 26, 2021, the Company entered into subscription agreements, (the “Agreement”), with certain accredited investors for the sale of Eighty-Two Million (82,000,000) Common Shares (the “Shares”) of the Company’s common stock, par value of $0.001 per share, for a total consideration to the Company of Four Hundred and Ten Thousand ($410,000) Dollars. The Shares will be restricted and subject to compliant required holding periods under Rule 144.

The Company intends to use the net proceeds from the sale of the Shares for general corporate purposes, such as payments for certain professional service providers, filing requirements, settlement of certain payables, and general working capital.

On August 27, 2021, the Company completed an initiative where it entered into a Modification Agreement (the “Modification”) with current Series A Convertible Preferred Stockholders to modify their conversion privileges to align and support the current management team’s initiatives with the goal of benefiting shareholders. The modification agreement provides the preferred stockholders the right to convert their preferred shares into common shares at a conversion price at the lower of $0.40 (per the original agreement), or the subsequent per share pricing of a future equity raise greater than Five Hundred Thousand ($500,000) Dollars. This Modification was pursued for the benefit of the Company’s common shareholders to mitigate the potential risk of diluting their shareholding in the event that the Company undertakes additional financing transactions to fund the Company’s expansion initiatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following table presents our operating results for the three months ended March 31, 2021 compared to December 31, 2020:

	Three Months Ended
	March 31,
	2021	2020	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	17,500	127,150	(109,650)	(86)%
General and administrative expenses	5,225	4,679	546	11%
Total operating expenses	22,725	131,829	109104	(83)%
Loss from operations	(22,725)	(131,829)	109104	(83)%
Other expense
Other income (expense)		-	-
Interest income (expense)	(1,805)	(41,165)	39,360	(96)%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	(103,604,588)	(1,560,959)	(102,043,629)	6,537%

Total other income (expense)	(103,606,393)	(1,602,124)	(102,004,269)	6,367%

Net loss	$(103,629,118)	$(1,733,953)	$(101,895,165)	5,876%

Comprehesive loss	$(103,629,118)	$(1,733,953)	$(101,895,165)	5,876%

Revenues

During the three months ended March 31, 2021 and 2020, the Company did not generate any revenues.

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 and 2020 were $22,725 and $131,829, respectively, for an aggregate decrease of $109,104 or 83%. The aggregate decrease is related to a decrease in professional fees of $109,650 or 86% which is associated with the general decline in corporate activity resulting from the negative impact brought on by Covid-19 global pandemic.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2021 and 2020 were ($103,606,393) and ($1,602,124), respectively. The increase in other expense is primarily related to the change in the fair value of the embedded derivative liability from ($1,560,959) to ($103,604,588).

4

Net Loss

As a result of the factors discussed above, net loss for the three months ended March 31, 2021 and 2020 was 103,629,118 and $1,733,953, respectively, for an increase of $101,895,165 or 5,876%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31, 2021 and December 31, 2020, respectively.

Working Capital

	March 31, 2021	December 31, 2020	Change	%
Current assets	$26,992	$3,083	$23,909	775%
Current liabilities	$148,405,550	$44,752,523	$103,653,027	232%
Working capital deficiency	$(148,378,558)	$(44,749,440)	$103,629,118	232%

Cash Flows

	Three Months Ended
	March 31, 2021
	2021	2020	Change	%
Cash used in operating activities	$(50)	$(7,838)	$(7,788)	(99)%
Cash provided by financing activities	$25,000	$(1,663)	$26,663	1,603%
Net Change in Cash During Period	$24,950	$(9,501)	$34,451	363%

As of March 31, 2021, our Company’s cash balance was $26,157 and total assets were $26,992. As of December 31, 2020, our Company’s cash balance was $1,207 and total assets were $3,083.

As of March 31, 2021, our Company had total liabilities of $148,405,550 compared with total liabilities of $44,752,523 as at December 31, 2020.

As of March 31, 2021, our Company had a working capital deficiency of $148,378,558 compared with a working capital deficiency of $44,749,440 as at December 31, 2020. The increase in working capital deficiency was primarily attributed to an increase in derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 were $50 and $7,838 respectively, for a decrease of $7,788. The improvement in net cash used in operating activities is primarily related to an increase in operating liabilities.

Cash Flow from Investing Activities

For the three months ended March 31, 2021 and 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2021 and 2020 were $25,000 and ($1,663), respectively. The increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from the issuance of convertible note to an investor.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: September 3, 2021	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8