Form 10-Q
period 2021-06-30
Indoor Harvest Corp
filed 2021-09-07
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,401,396,041 common shares issued and outstanding as of June 30, 2021.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$40,784	$1,207
Prepaid expenses and other receivable	-	1,876
Total Current Assets	40,784	3,083

TOTAL ASSETS	$40,784	$3,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$382,989	$354,596
Convertible notes payable	148,200	123,200
Derivative liabilities	121,589,532	44,274,727
Total Current Liabilities	122,120,721	44,752,523

Total Liabilities	122,120,721	44,752,523

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 750,000 shares issued and outstanding	7,500	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,401,396,041 shares issued and outstanding	2,401,396	2,401,396
Additional paid in capital	14,014,324	14,014,324
Shares of common stock to be issued	40,000	-
Accumulated deficit	(138,543,157)	(61,172,660)
Total Stockholders’ Deficit	(122,079,937)	(44,749,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,784	$3,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	23,657	34,512	41,157	161,662
General and administrative	5,680	5,541	10,905	10,220
Total Operating Expenses	29,337	40,053	52,062	171,882

Loss from operations	(29,337)	(40,053)	(52,062)	(171,882)

Other Income (Expense)
Interest expense	(1,825)	(80,655)	(3,630)	(121,820)
Change in fair value of derivative liability	26,289,783	(48,123,243)	(77,314,805)	(49,684,202)
Total other income (loss)	26,287,958	(48,203,898)	(77,318,435)	(49,806,022)

Income (loss) before income taxes	26,258,621	(48,243,951)	(77,370,497)	(49,977,904)

Provision for income taxes	-	-	-	-

Net income (loss)	$26,258,621	$(48,243,951)	$(77,370,497)	$(49,977,904)

Comprehensive income (Loss)	$26,258,621	$(48,243,951)	$(77,370,497)	$(49,977,904)

Basic and diluted income (loss) per common share
Basic	$0.01	$(0.05)	$(0.03)	$(0.08)
Diluted	$(0.00)	$(0.05)	$(0.03)	$(0.08)

Weighted average number of common shares outstanding
Basic	2,401,396,041	1,031,162,789	2,401,396,041	619,698,242
Diluted	14,936,399,181	1,031,162,789	2,401,396,041	619,698,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six months Ended June 30, 2021

	Series A Convertible
	Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock Payable	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(61,172,660)	$(44,749,440)

Net loss	-	-	-	-	-	-	(103,629,118)	(103,629,118)
Balance - March 31, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(164,801,778)	$(148,378,558)

Stock payable	-	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	-	26,258,621	26,258,621
Balance - June 30, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$40,000	$(138,543,157)	$(122,079,937)

For the Six months Ended June 30, 2020

	Series A Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Convertible debt converted into common stock	-	-	70,264,956	70,265	(49,088)	-	21,177
Derivative liability	-	-	-	-	38,999	-	38,999
Net loss	-	-	-	-	-	(1,733,953)	(1,733,953)
Balance - March 31, 2020	750,000	$7,500	273,323,266	$273,324	$10,438,066	$(16,625,838)	$(5,906,948)

Convertible debt converted into common stock	-	-	1,270,440,600	1,270,440	(876,533)	-	393,907
Derivative liability	-	-	-	-	2,097,395	-	2,097,395
Net loss	-	-	-	-	-	(48,243,951)	(48,243,951)
Balance - June 30, 2020	750,000	$7,500	1,543,763,866	$1,543,764	$11,658,928	$(64,869,789)	$(51,659,597)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(77,370,497)	$(49,977,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	7,305
Amortization of debt discount	-	70,795
Change in fair value of embedded derivative liability	77,314,805	49,684,202
Stock issued for services - third party	-	72,920
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	1,876	5,331
Accounts payable and accrued expenses	28,393	128,742
Net Cash used in Operating Activities	(25,423)	(8,609)

Cash Flows from Financing Activities:
Repayments of note payable	-	(2,435)
Proceeds from convertible notes	25,000	-
Proceeds from shares of common stock to be issued	40,000	-
Net Cash provided by (used in) Financing Activities	65,000	(2,435)

Net change in cash	39,577	(11,044)
Cash, beginning of period	1,207	12,353
Cash, end of period	$40,784	$1,309

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of convertible note into common shares	$-	$21,177
Derivative liability reclassified to paid-in capital	$-	$38,999

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

Loss per Share

Basic earnings (loss) per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are cancelled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Indoor Harvest has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

For the six months ended June 30, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six months ended
	June 30,
	2021	2020
	(shares)	(shares)

Series A Preferred Stock	12,500,000,000	12,500,000,000
Convertible notes	35,003,140	533,149,277
	12,535,003,140	13,033,149,277

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

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

The following table summarizes fair value measurements by level at June 30, 2021 and December 31, 2020, measured at fair value on a recurring basis:

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$121,589,532	$121,589,532

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$44,274,727	$44,274,727

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of June 30, 2021, incurred losses from its operations and did not generate cash from its operation for past two years and the six months ended June 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Accounts payable	$310,470	$283,357
Credit card	14,620	16,570
Accrued expenses	15,314	15,714
Accrued management fee	3,605	3,605
Accrued interest	38,980	35,350
	$382,989	$354,596

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Note 1	$50,000	$50,000
Note 2	25,200	25,200
Note 3	38,000	38,000
Note 4 - related party	10,000	10,000
Note 5	25,000	-
Total convertible notes payable	148,200	123,200

Less: Unamortized debt discount	-	-
Total convertible notes	148,200	123,200

Less: current portion of convertible notes	148,200	123,200
Long-term convertible notes	$-	$-

During the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $3,630 and$50,795, and amortization of discount of $0 and $70,795, respectively. As of June 30, 2021 and December 31, 2020, the Company had accrued interest of $38,980 and $35,350, respectively.

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

The following schedule shows the change in fair value of the derivative liabilities at June 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2020	$44,274,727
Loss on change in fair value of the derivative	77,314,805
Balance - June 30, 2021	$121,589,532

The aggregate loss on derivatives during the six months ended June 30, 2021 and 2020 was $77,314,805 and $49,684,202, respectively. The Company values these derivative liabilities using flexible the pricing models that include quantitative input such as the risk free rate, market volatility, time to maturity, conversion price, and other qualitative factors such as whether the underlying indexed security is in good standing or in default.

NOTE 6 - SHAREHOLDERS’ EQUITY

Series A Convertible Preferred Stock

As of June 30, 2021 and December 31, 2020, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

During the six months ended June 30, 2021, there were no share issuances.

As of June 30, 2021 and December 31, 2020, there were 2,401,396,041 shares of Common Stock issued and outstanding.

Shares to Be Issued

As of July 1, 2021, the Company entered into subscription agreements, (the “Agreement”), with certain accredited investors for the sale of 8,000,000 shares of common stock, for a total consideration of $40,000. In June 2021, the Company received cash of $40,000 and recorded it as stock payable.

Common Stock Warrants and Options

As of June 30, 2021, there were no warrants or options outstanding.

NOTE 7 - NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$26,258,621	$(48,243,951)	$(77,370,497)	$(49,977,904)
Gain on change in fair value of derivatives	(26,289,783)	-	-	-
Interest on convertible debt	1,825	-	-	-
Net loss - diluted	$(29,337)	$(48,243,951)	$(77,370,497)	$(49,977,904)

Denominator:
Weighted average common shares outstanding	2,401,396,041	1,031,162,789	2,401,396,041	619,698,242
Effect of dilutive shares	12,535,003,140	-	-	-
Diluted	14,936,399,181	1,031,162,789	2,401,396,041	619,698,242

Net income (loss) per common share:
Basic	$0.01	$(0.05)	$(0.03)	$(0.08)
Diluted	$(0.00)	$(0.05)	$(0.03)	$(0.08)

For the six months ended June 30, 2021 and the three and six months ended June 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of June 30, 2021, and up through September 3, 2021, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

Results of Operations

The following tables presents our operating results for the three and six months ended June 30, 2021 compared to June 30, 2020:

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three Months Ended
	June 30,
	2021	2020	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	23,657	34,512	(10,855)	(31)%
General and administrative expenses	5,680	5,541	139	2%
Total operating expenses	29,337	40,053	(10,716)	(27)%
Loss from operations	(29,337)	(40,053)	(10,716)	(27)%
Other expense
Other income (expense)		-	-
Interest income (expense)	(1,825)	(80,655)	(78,830)	(98)%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	26,289,783	(48,123,243)	74,413,026	155%

Total other income (expense)	26,287,958	(48,203,898)	74,491,856	154%

Net Income (Loss)	$26,258,621	$(48,243,951)	$74,502,572	154%
Comprehensive Income (Loss)	$26,258,621	$(48,243,951)

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	Six Months Ended
	June 30,
	2021	2020	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	41,157	161,662	(120,505)	(75)%
General and administrative expenses	10,905	10,220	685	7%
Total operating expenses	52,062	171,882	119,820	(70)%
Loss from operations	(52,062)	(171,882)	119,820	(70)%
Other expense
Other income (expense)		-	-
Interest income (expense)	(3,630)	(121,820)	118,190	(97)%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	(77,314,805)	(49,684,202)	27,630,603	56%

Total other income (expense)	(77,318,435)	(49,806,022)	27,512,413	55%

Net loss	$(77,370,497)	$(49,977,904)	$27,392,593	55%

Comprehensive Income (Loss)	$(77,370,497)	$(49,977,904)	$27,392,593	55%

Revenues

During the six months ended June 30, 2021 and 2020, the Company did not generate any revenues.

Operating Expenses

Total operating expenses for the six months ended June 30, 2021 and 2020 were $52,062and $171,882, respectively, for an aggregate decrease of $119,820 or 70%. The aggregate decrease is related to a decrease in professional fees of $120,505 or 75% which is associated with the general decline in corporate activity resulting from the negative impact brought on by the Covid-19 global pandemic.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2021 and 2020 were ($77,318,435) and ($49,806,022), respectively.. The increase in other expense is primarily related to the significant change in the fair value of the embedded derivative liability from where there was increase in the liability of $49,684,202 for the six months ended June 30, 2020 as compared to an increase in the derivative liability to $77,314,805 for the six months ended June 30, 2021.

4

Net Loss

As a result of the factors discussed above, net loss for the six months ended June 30, 2021 and 2020 was $77,370,497 and $49,977,904, respectively, for an increase of $27,392,593 or 55%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2021 and December 31, 2020, respectively.

Working Capital

	June 30, 2021	December 31, 2020	Change	%
Current assets	$40,784	$3,083	$37,701	1,2223%
Current liabilities	$122,120,721	$44,752,523	$77,368,198	173%
Working capital deficiency	$(122,079,937)	$(44,749,440)	$77,330,497	173%

Cash Flows

	Six Months Ended
	June 30, 2021
	2021	2020	Change	%
Cash used in operating activities	$(25,423)	$(8,609)	$(16,814)	195%
Cash provided by financing activities	$65,000	$(2,435)	$67,435	2,769%
Net Change in Cash During Period	$39,577	$(11,044)	$50,621	458%

As of June 30, 2021, our Company’s cash balance was $40,784 and total assets were $40,784. As of December 31, 2020, our Company’s cash balance was $1,207 and total assets were $3,083.

As of June 30, 2021, our Company had total liabilities of $122,120,721 compared with total liabilities of $44,752,523 as of December 31, 2020.

As of June 30, 2021, our Company had a working capital deficiency of $122,079,937 compared with a working capital deficiency of $44,749,440 as of December 31, 2020. The increase in working capital deficiency was primarily attributed to an increase in derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 were $25,423 and $8,609 respectively, for an increase in cash used in operating activities of $16,814. The increase in net cash used in operating activities is the result of professional fees to assist the Company in bringing its public filings current.

Cash Flow from Investing Activities

For the six months ended June 30, 2021 and 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2021 and 2020 were $65,000 and ($2,435), respectively. The increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from the issuance of a convertible note to an investor and the receipt of proceeds from anticipated issuance of new shares of common stock to new investors.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

● We currently lack a formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyse and report information relative to the financial statements.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: September 7, 2021	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8