Form 10-Q
period 2021-09-30
Indoor Harvest Corp
filed 2021-11-15
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,483,396,041 common shares issued and outstanding as of September 30, 2021.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$191,224	$1,207
Prepaid expenses and other receivable	2,220	1,876
Total Current Assets	193,444	3,083

TOTAL ASSETS	$193,444	$3,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$282,554	$354,596
Convertible notes payable, net of debt discount of $0	24,444	123,200
Derivative liabilities	420,313	44,274,727
Total Current Liabilities	727,311	44,752,523

Total Liabilities	727,311	44,752,523

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 750,000 shares issued and outstanding	7,500	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,483,396,041 and 2,401,396,041 shares issued and outstanding, respectively	2,483,396	2,401,396
Additional paid in capital	19,095,581	14,014,324
Accumulated deficit	(22,120,344)	(61,172,660)
Total Stockholders’ Deficit	(533,867)	(44,749,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$193,444	$3,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	130,982	19,987	172,139	181,649
General and administrative	4,696,798	69	4,707,703	10,289
Total Operating Expenses	4,827,780	20,056	4,879,842	191,938

Loss from operations	(4,827,780)	(20,056)	(4,879,842)	(191,938)

Other Income (Expense)
Interest expense	(28,090)	(370,342)	(31,720)	(492,162)
Change in fair value of derivative liability	121,194,219	25,835,130	43,879,414	(23,849,072)
Gain on settlement of debt	84,464	-	84,464	-
Total other income (loss)	121,250,593	25,464,788	43,932,158	(24,341,234)

Income (loss) before income taxes	116,422,813	25,444,732	39,052,316	(24,533,172)

Provision for income taxes	-	-	-	-

Net income (loss)	$116,422,813	$25,444,732	$39,052,316	$(24,533,172)

Comprehensive income (Loss)	$116,422,813	$25,444,732	$39,052,316	$(24,533,172)

Basic and diluted income (loss) per common share
Basic	$0.05	$0.03	$0.02	$(0.05)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted average number of common shares outstanding
Basic	2,433,482,998	818,037,754	2,412,209,228	513,135,724
Diluted	2,641,231,449	13,757,956,821	3,055,325,489	513,135,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine months Ended September 30, 2021

	Series A Convertible
	Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock Payable	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(61,172,660)	$(44,749,440)

Net loss	-	-	-	-	-	-	(103,629,118)	(103,629,118)
Balance - March 31, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(164,801,778)	$(148,378,558)

Stock payable	-	-	-	-	-	40,000	-	40,000
Net income	-	-	-	-	-	-	26,258,621	26,258,621
Balance - June 30, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$40,000	$(138,543,157)	$(122,079,937)

Common stock issued for cash	-	-	82,000,000	82,000	328,000	(40,000)	-	370,000
Stock based compensation	-	-	-	-	4,753,205	-	-	4,753,205
Write off due to related party	-	-	-	-	52	-	-	52
Net income	-	-	-	-	-	-	116,422,813	116,422,813
Balance - September 30, 2021	750,000	$7,500	2,483,396,041	$2,483,396	$19,095,581	$-	$(22,120,344)	$(533,867)

For the Nine months Ended September 30, 2020

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Convertible debt converted into common stock	-	-	70,264,956	70,265	(49,088)	-	21,177
Derivative liability	-	-	-	-	38,999	-	38,999
Net loss	-	-	-	-	-	(1,733,953)	(1,733,953)
Balance - March 31, 2020	750,000	7,500	273,323,266	273,324	10,438,066	(16,625,838)	(5,906,948)

Convertible debt converted into common stock	-	-	1,270,440,600	1,270,440	(876,533)	-	393,907
Derivative liability	-	-	-	-	2,097,395	-	2,097,395
Net loss	-	-	-	-	-	(48,243,951)	(48,243,951)
Balance - June 30, 2020	750,000	7,500	1,543,763,866	1,543,764	11,658,928	(64,869,789)	(51,659,597)

Convertible debt converted into common stock	-	-	517,493,337	517,493	225,526	-	743,019
Derivative liability	-	-	-	-	1,592,585	-	1,592,585
Write off of due to related party	-	-	-	-	100	-	100
Net income	-	-	-	-	-	25,444,732	25,444,732
Balance - September 30, 2020	750,000	$7,500	2,061,257,203	$2,061,257	$13,477,139	$(39,425,057)	$(23,879,161)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$39,052,316	$(24,533,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	7,305
Amortization of debt discount	14,444	111,685
Recognition and change in fair value of embedded derivative liability	(43,844,950)	23,849,072
Stock based compensation	4,753,205	72,920
Gain on settlement of debt	(84,464)	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(344)	2,321
Accounts payable and accrued expenses	(72,042)	471,534
Due to related party	52	-
Net Cash used in Operating Activities	(181,783)	(18,335)

Cash Flows from Financing Activities:
Repayments of note payable	-	(2,760)
Proceeds from issuance of convertible notes	25,000	10,000
Repayments of convertible notes	(63,200)	-
Proceeds from issuance of common stock	410,000	-
Net Cash provided by Financing Activities	371,800	7,240

Net change in cash	190,017	(11,095)
Cash, beginning of period	1,207	12,353
Cash, end of period	$191,224	$1,258

Supplemental Cash Flow Information
Cash paid for interest	$16,800	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$25,000	$87,901
Conversion of convertible note into common shares	$-	$1,158,103
Derivative liability reclassified to paid-in capital	$-	$3,728,979
Write off due to related party	$52	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Indoor Harvest Corp (the “Company,”) is a Texas corporation formed on November 23, 2011. Our principal executive office was located at 7401 W. Slaughter Lane #5078, Austin, Texas 78739, and such address is used in the interim. We are in the process of establishing new offices.

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

Earnings (Loss) per Share

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

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

The following table summarizes fair value measurements by level at September 30, 2021 and December 31, 2020, measured at fair value on a recurring basis:

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$420,313	$420,313

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$44,274,727	$44,274,727

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of September 30, 2021, incurred losses from its operations and did not generate cash from its operation for past two years and the nine months ended September 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Accounts payable	$248,649	$283,357
Credit card	13,645	16,570
Accrued expenses	15,715	15,714
Accrued management fee	3,183	3,605
Accrued interest	1,362	35,350
	$282,554	$354,596

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Note 1	$-	$50,000
Note 2	-	25,200
Note 3	-	38,000
Note 4 - related party	10,000	10,000
Note 5	25,000	-
Total convertible notes payable	35,000	123,200

Less: Unamortized debt discount	(10,556)	-
Total convertible notes	24,444	123,200

Less: current portion of convertible notes	24,444	123,200
Long-term convertible notes	$-	$-

During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $31,720 and $492,162, and amortization of discount of $14,444 and $111,685, respectively. As of September 30, 2021 and December 31, 2020, the Company had accrued interest of $1,362 and $35,350, respectively.

Repayment

The Company had a dispute with Power Up, the holder of certain promissory notes dated October 22, 2019, and December 19, 2019, issued by the Registrant, including allegations or claims of default and a suit. As part of the Company’s recovery efforts after COVID-19, it reached an amicable resolution with “Power Up”, in third quarter of 2021, whereby the Company and Power Up agreed on an amount of $80,000 to settlement this dispute in its entirety. During nine months ended September 30, 2021, the Company repaid $80,000 to Power Up for Note 2 and 3 and accrued interest. As a result, the Company recorded loss on settlement of debt of $4,987.

Note 1

On October 12, 2017, the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 1”) maturity date is May 12, 2018. The principal amount due under Note 1 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 1 as the event in which Note 1 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 1 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. During nine months ended September 30, 2021, the note was fully forgiven and the Company recorded gain on settlement of debt of $89,451.

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

On August 9, 2021, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 5”), in the principal amount of $25,000. Note 5 is convertible into shares of the Company’s common stock sixty (60) days from August 9, 2021. Note 5 is convertible at the lower conversion price of $0.00225 or 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the Note 5.

NOTE 5 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

At September 30, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2021
Expected term	0.10 - 0.25
Expected average volatility	165% - 191%
Expected dividend yield	-
Risk-free interest rate	0.07%

The following schedule shows the change in fair value of the derivative liabilities at September 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2020	$44,274,727
Addition of new derivatives recognized as debt discounts	25,000
Addition of new derivatives recognized as loss on derivatives	96,923
Loss on change in fair value of the derivative	(43,976,337)
Balance - September 30, 2021	$420,313

The aggregate (gain) loss on derivatives during the nine months ended September 30, 2021 and 2020 was ($43,976,337) and $23,849,072, respectively. The Company values these derivative liabilities using Black-Scholes model or flexible the pricing models that include quantitative input such as the risk free rate, market volatility, time to maturity, conversion price, and other qualitative factors such as whether the underlying indexed security is in good standing or in default.

NOTE 6 - SHAREHOLDERS’ EQUITY

Series A Convertible Preferred Stock

As of September 30, 2021 and December 31, 2020, there were 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Common Stock

During the nine months ended September 30, 2021, there were no share issuances.

On August 26, 2021, the Company entered into subscription agreements, with certain accredited investors for the sale of 82,000,000 shares of the Company’s common stock, par value of $0.001 per share, for a total consideration to the Company of $410,000.

As of September 30, 2021 and December 31, 2020, there were 2,483,396,041 and 2,401,396,041 shares of Common Stock issued and outstanding.

Additional paid in capital

During the nine months ended September 30, 2021, the amount due to related party of $52 was forgiven and the Company recorded additional paid in capital.

Stock Options

On August 4, 2021, the Board has recognized the substantive efforts of Messrs. Leslie Bocskor, Benjamin Rote, and Dennis Forchic to sustain and support the Company over the past year without compensation while laying the foundation for the future. The Board has voted to formalize employment agreements with Messrs. Bocskor and Rote, and an advisory agreement with Mr. Forchic. Stock option agreements reflecting past contributions and incentives for the future have been issued to all three parties. Stock options plans were offered with an exercise price of $0.01 and consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic vesting immediately. On the 1-year anniversary of their respective agreements, additional stock options priced at $0.015 will vest with consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic.

In addition, the Board, consisting of Directors Rick Gutshall and Lang Coleman, having not received any consideration over the past 2 years, will receive stock options of 5 million options each at a price of $0.01 vesting immediately. The company’s legal counsel will be receiving 10 million options at a price of $0.01 vesting immediately, under the same terms as the Board, in recognition of their valuable work and support.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Nine months ended
September 30, 2021
Expected term	5.00 - 5.50 years
Expected average volatility	198 - 203%
Expected dividend yield	-
Risk-free interest rate	0.67%

During the nine months ended September 30, 2021, the Company granted 820,000,000 options valued at $8,004,855. During the nine months ended September 30, 2021, the Company recognized stock option expense of $4,753,205, of which $4,655,518 was to related parties, and as of September 30, 2021, $2,763,902 remains unamortized, of which $2,763,902 is with related parties. The intrinsic value of the 820,000,000 options outstanding as of September 30, 2021 is $9,398,000.

The following is a summary of stock option activity during the nine months ended September 30, 2021:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2020	-	$-	-
Granted	820,000,000	0.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2021	820,000,000	$0.01	9.85

Exercisable options, September 30, 2021	420,000,000	$0.01	9.85

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$116,422,813	$25,444,732	$39,052,316	$(24,533,172)
(Gain) on change in fair value of derivatives	(121,194,219)	(25,835,130)	(43,879,414)	-
Interest on convertible debt	608	329,453	1,104	-
Net income (loss) - diluted	$(4,770,798)	$(60,945)	$(4,825,994)	$(24,533,172)

Denominator:
Weighted average common shares outstanding	2,433,482,998	818,037,754	2,412,209,228	513,135,724
Effect of dilutive shares	207,748,451	12,939,919,067	643,116,261	-
Diluted	2,641,231,449	13,757,956,821	3,055,325,489	513,135,724

Net income (loss) per common share:
Basic	$0.05	$0.03	$0.02	$(0.05)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.05)

For the nine months ended September 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of September 30, 2021, and up through November 15, 2021, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On October 1, the Company converted the Electrum Partners outstanding Convertible Promissory Note of $10,000 issued September 28, 2021 into 5,125,000 restricted common shares of the Company.

On November 8, 2021, the Company finalized a Supplemental agreement with the Series A Preferred shareholders to convert their holdings into common shares of the Company at $0.0125 in alignment and support of the current management team’s initiatives with the goal of benefiting shareholders. This agreement was pursued for the benefit of the Company’s common shareholders to mitigate the potential risk of diluting their shareholding in the event that the Company undertakes additional financing transactions to fund the Company’s expansion initiatives.

Pursuant to the Preferred Shareholder’s Supplemental Agreement dated November 8, 2021 (the “Supplemental Agreement”) by and between the Company and holders of its Series A Preferred shares, under which holders of the Series A Preferred shares agreed to convert all of the Series A Preferred shares into common shares of the Company effective November 8, 2021, the Company has issued an aggregate of sixty (60) million restricted common shares. The restricted common shares issued are subject to Rule 144 required holding periods.

On November 8, 2021, the Company entered into subscription agreements with certain accredited investors for the sale of Sixteen Million (16,000,000) common shares of the Company, par value of $0.001 per share, for a total consideration to the Company of Two Hundred Thousand ($200,000) Dollars. The issued shares will be restricted under Rule 144 required holding periods. The Company intends to use the net proceeds from the sale for general corporate purposes and working capital.

On November 9, the Company converted the $25,000 10% Fixed Convertible Promissory Note, including interest, issued on August 9, 2021 into 11,388,889 common shares.  The issued shares will be restricted under Rule 144 required holding periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following tables presents our operating results for the three and nine months ended September 30, 2021 compared to September 30, 2020:

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three Months Ended
	September 30,
	2021	2020	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	130,982	19,987	110,995	555%
General and administrative expenses	4,696,798	69	4,696,729	6806854%
Total operating expenses	4,827,780	20,056	4,807,724	23972%
Loss from operations	(4,827,780)	(20,056)	(4,807,724)	23972%
Other expense
Other income (expense)		-	-
Interest income (expense)	(28,090)	(370,342)	342,252	92%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	121,194,219	25,835,130	95,359,089	369%
Gain on settlement of debt	84,464	-	84,464	%

Total other income (expense)	121,250,593	25,464,788	95,785,805	376%

Net loss	$116,422,813	$25,444,732	$90,978,081	358%

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	Nine Months Ended
	September 30,
	2021	2020	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense
Professional fees	172,139	181,649	(9,510)	5%
General and administrative expenses	4,707,703	10,289	4,767,414	46335%
Total operating expenses	4,879,842	191,938	4,687,904	2479%
Loss from operations	(4,879,842)	(191,938)	(4,687,904)	2479%
Other expense
Interest expense	(31,720)	(492,162)	460,442	(94)%
Amortization of debt discount
Change in fair value of embedded derivative liability	43,879,414	(23,849,072)	67,728,486	(284)%
Gain on settlement of debt	84,464	-	84,464	100%
Total other income (expense)	43,932,158	(24,341,234)	(68,188,928)	280%

Net loss	$39,052,316	$(24,533,172)	$63,585,488	259%

Revenues

During the nine months ended September 30, 2021 and 2020, the Company generated no revenue.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2021 and 2020 were $4,879,842 and $191,938, respectively, for an aggregate increase of $4,687,904 or 2442%. The aggregate increase was primarily driven by an increase in general and administrative expenses of $4,707,703 or 46335% associated with executive stock options compensation.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2021 and 2020 were $43,932,158 and ($24,341,234), respectively. The decrease in other expense is primarily related to the change in the fair value of the embedded derivative liability from ($23,849,072) to $43,879,414 .

4

Net Loss

As a result of the factors discussed above, net income for the nine months ended September 30, 2021 and 2020 was $39,052,316 and ($24,533,172), respectively, for an increase of $63,585,488 or 259%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2021 and December 31, 2020, respectively.

Working Capital

	September 30, 2021	December 31, 2020	Change	%
Current assets	$193,444	$3,083	$190,361	6,175%
Current liabilities	$727,311	$44,752,523	$(44,025,212)	(98)%
Working capital deficiency	$(533,867)	$(44,749,440)	$(44,215.573)	(99)%

Cash Flows

	Nine Months Ended
	September 30, 2021
	2021	2020	Change	%
Cash used in operating activities	$(181,783)	$(18,335)	$(163,448)	891%
Cash provided by financing activities	$371,800	$7,240	$364,560)	5035%
Net Change in Cash During Period	$190,017	$(11,095)	$201,112	(1813)%

As of September 30, 2021, our Company’s cash balance was $191,224 and total assets were $193,444. As of December 31, 2020, our Company’s cash balance was $1,207 and total assets were $3,083.

As of September 30, 2021, our Company had total liabilities of $727,311 compared with total liabilities of $44,752,523 as at December 31, 2020.

As of September 30, 2021, our Company had a working capital deficiency of $533,867 compared with a working capital deficiency of $44,749,440 as of December 31, 2020. The decrease in working capital deficiency was primarily attributed to a decrease in derivative liabilities.

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 were $181,783 and $18,335 respectively, for an increase of $163,448. The increase in net cash used in operating activities is primarily related to retirement of outstanding debt, payments on accounts payables and accrued liabilities, and payment for vendor services

Cash Flow from Investing Activities

For the nine months ended September 30, 2021 and 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2021 and 2020 were $371,800 and $7,240, respectively. During the nine months ended September 30, 2021, our Company repaid convertible notes of $63,200.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business. We are not currently a party to any material legal proceeding.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

The following exhibits are included as part of this report:

INCORPORATED BY REFERENCE
Exhibit	Description	Form	Exhibit	Filing Date

(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(32)	Section 1350 Certifications
*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(101)	Interactive Data Files
*	Inline XBRL Instance Document
*	Inline XBRL Taxonomy Extension Schema Document
*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	Inline XBRL Taxonomy Extension Label Linkbase Document
*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management Contract or Compensation Plan

* Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)

Dated: November 15, 2021	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8