Form 10-K
period 2021-12-31
Indoor Harvest Corp
filed 2022-03-31
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2021 was $27,047,054, based upon the closing price of $ 0.0105 of the registrant’s common stock on that date as reported on OTC Markets Group Inc.

As of December 31, 2021, there were 2,575,909,930 shares of registrant’s common stock outstanding.

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

Description of Business

Indoor Harvest, through its brand name Indoor Harvest®, was focused on leveraging technology and planning on Vertical Farming, Building Integrated Agriculture, Controlled Environment Agriculture and Aeroponic Cultivation technology with other synergistic enterprises in the Cannabis industry prior to 2020..

Our previous merger and acquisition efforts focused on aggregating and integrating early stage cannabis companies focused on Genetics, Tissue Culture, Controlled Environment Ag technologies, including high pressure Aeroponic Cultivation, Micropropagation and Cultivation operations.

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

Changes in Business Operations

2021 was a continuation of our 2020 restructuring, reorganizing, and repositioning of the business. The Company believes it is positioned to start executing its business strategy and leveraging the public company to create shareholder value. The recent long-term commitments of the new management team coupled with a robust business network to support our business initiatives have laid the foundation for the future. We will be working on branding and continuing to build our team in 2022, once we have our new plans funded.

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

On February 14, 2022, the Company announced a non-binding letter of intent with Electrum Partners, LLC (EP) to acquire certain assets of EP for an aggregate payment at closing and of a purchase price that will be mutually agreed by the parties based on an independent valuation of the purchased assets.

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

We will be working on branding and building our team in 2022, once we have our new plans funded.

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

Employees

As of December 31, 2021, we have 2 full-time employees and use a variety of advisors and consultants.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the OTCMarkets under the symbol “INQD”. As of December 31, 2021, there were 2,575,909,930 outstanding shares of common stock and approximately 98 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Common Stock

As of December 31, 2021, there were 2,575,909,930 shares of common stock issued and outstanding.

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

Holders of Common Stock

We have 98 shareholders of record for our common stock, as of December 31, 2021.

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

Warrants

There were no outstanding warrants as of December 31, 2021.

Options

There are 820 million outstanding options to purchase our securities as of December 31, 2021. These options are held by the current management team and board of directors.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Reports on Form 10-Q as follows:

During the year ended December 31, 2021, the Company issued 174,513,889 shares of common stock as follows:

●	16,513,889 shares for conversion of debt of $35,875.

●	60,000,000 shares for conversion of 750,000 Series A Convertible Preferred stock

●	98,000,000 shares in private placement offerings

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

Overview

Indoor Harvest, through its brand name Indoor Harvest®, was focused on leveraging its investment and experience in Vertical Farming, Building Integrated Agriculture, Controlled Environment Agriculture and Aeroponic Cultivation technology with other synergistic enterprises in the Cannabis industry as part of an M&A/consolidation and integration strategy.

The company spent the majority of 2021 reorganizing, restructuring, and repositioning the business.

The Company was funded through a convertible note structure from 2017 into 2019, that allowed the Company to keep being active while we restructure, reposition and recapitalize the company. We continue to seek funding from other capital sources as we position the company for future growth.

As part of the restructuring and recapitalization effort, the Company plans to regularly increases the number of shares of common stock the Company is authorized to issue. We believe this will enable the Company to raise additional capital by allowing funding sources to be able to convert debt to shares, a common form of funding, and to utilize shares as currency for future M&A transactions or related strategic initiatives.

Raising new capital is critical to the Company going forward and is a primary focus to support the acquisition and growth strategy.

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

On February 14, 2022, the Company entered into a non-binding letter of intent with Electrum Partners, LLC (EP) to acquire certain assets of EP for an aggregate payment at closing and of a purchase price that will be mutually agreed by the parties based on an independent valuation of the purchased assets.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021 and 2020, which are included herein.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Our operating results for the years ended December 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2021	2020	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	0	0
Stock based compensation	0	0
Professional fees	2,397,090	223,788	2,173,302	971%
General and administrative expenses	3,479,106	24,327	3,454,779	14,201%
Total operating expenses	5,876,196	248,115	5,628,081	2268%
Loss from operations	(5,876,196)	(248,115)	(5,628,081)	2268%
Other expense
Interest expense	(41,986)	(523,283)	(481,297)	(92)%
Change in fair value of embedded derivative liability	43,310,944	(45,509,377)	88,820,321	195%
Gain on settlement of debt	84,464	0	84,464	100%
Total other expense	43,353,422	(46,032,660)	89,386,082	194%
Net Gain (Loss)	$37,477,226	$(46,280,775)	$83,758,001	181%

Revenues

During the years ended December 31, 2021 and 2020, the Company generated no revenue.

Operating Expenses

Total operating expenses for the years ended December 31, 2021 and 2020 were $5,876,196 and $223,788, respectively, for an aggregate increase in expenses of $5,628,081 or 2,268%. The aggregate increase is primarily related to stock options-based compensation for the management team.

Other Expense

Total other expense for the year ended December 31, 2021 and 2020 were a gain of $43,353,422 and a loss of $46,032,660, respectively, for an increase of $89,386,082 or 194%. The increase is primarily related to the change in the fair value of the embedded derivative liability of $89,386,082 related to the Tangiers convertible notes payable and Series A Preferred Stock.

Net Income

As a result of the factors discussed above, net income for the year ended December 31, 2021 was $37,477,226 as compared to a net loss of $46,032,660 for the year ended December 31, 2020, which reflects an increase of $83,758,001 or 181%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2021 and December 31, 2020, respectively.

Working Capital

	December 31,	December 31,
	2021	2020	Change	%
Current assets	$235,601	$3083	$231,643	7,542%
Current liabilities	$144,404	$44,752,523	$(44,608,119)	(99.9)%
Working capital (deficiency)	$91,197	$(44,749,523)	$(44,840,720)	(49,169)%

Cash Flows

	Year Ended
	December 31,
	2021	2020	Change	%
Cash used in operating activities	$340,157	$17,452	$322,705	1,849%
Cash used in investing activities	$-	$-	$-	-
Cash provided by financing activities	$571,800	$6,306	$565,494	8,967%
Net Change in Cash During Period	$231,643	$(11,146)	$242,789	2,178%

As of December 31, 2021, our Company’s cash balance was $232,850 and total assets were $235,601. As of December 31, 2020, our Company’s cash balance was $1,207 and total assets were $3,083.

As of December 31, 2021, our Company had total liabilities of $144,404, compared with total liabilities of $44,752,523 as at December 31, 2020.

As of December 31, 2021, our Company had a working capital surplus of $91,197 compared with a working capital deficiency of $44,749,523 as of December 31, 2020. The increase in working capital surplus was primarily attributed to a decrease in derivative liabilities of $44,840,720 and a $571,800 increase in financing activities.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 and 2020 were $340,157 and $17,452, respectively, for an increase of $322,705. The increase in net cash used in operating activities is primarily related to a decrease in accounts payables and other liabilities.

Cash Flow from Investing Activities

During the year ended December 31, 2021 and 2020, the Company used no cash in investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 and 2020 were $571,800 and $6,306, respectively, for an increase of $565,494. During the year December 31, 2021, the Company received $610,000 through private placements stock subscriptions and $25,000 by issuing a convertible note payable. During the year December 31, 2020, the Company received a $10,000 loan under a convertible note payable and repaid note payable of $3,694.

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

Item 9A – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon such evaluation, Chief Executive Officer (the principal executive officer and principal financial officer) have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework.

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

Based on its evaluation as of December 31, 2021, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2021 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the Company’s limited resources, there are limited controls over financial information processing. The Company determined that its internal control over financial reporting was not effective as of December 31, 2021. The basis for the conclusions that such internal control was ineffective included the following considerations:

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth our Officers and Directors as of December 31, 2021 . The Board of Directors elects our Executive Officers annually. Our Directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our Officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our Directors and Executive Officers are as follows:

Name	Position	Age
Leslie Bocskor	Chief Executive and Chief Financial Officer	56
Benjamin Rote	Chief Operating Officer	52
Rick Gutshall	Director	47
Dr. Lang Coleman	Director	67

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

Effective August 4, 2021, Board of Directors, voted to formalize employment agreements with Messrs. Bocskor and Rote. Mr Bocskor will continue to serve in the CEO and CFO roles, while Benjamin Rote will fulfill the role of Chief Operating Officer as the Company focuses on executing its acquisitions and business development strategy.

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

Benjamin Rote. Mr. Rote is the Chief Investment officer of Electrum Partners (EP). He currently serves as the Chief Operating Officer for the Company as the business focus has evolved for 2022 on executing the acquisition and business development strategy. He has worked alongside the current CEO, Mr. Bocskor since 2019 supporting EP through his knowledge and expertise in portfolio management, financial modeling, corporate finance, and operations management. He started his professional career on Wall Street in the trading and portfolio management industry as a portfolio manager, and then as a principal and managing partner.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company’s last completed fiscal year of 2021 for all services rendered to the Company.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chad Sykes,	2021								0
former CEO, Secretary	2020								0
(2)	2019	$48,077	-	-	-	-	-	-	$48,077

Daniel Weadock,	2021	0		$0					$0
Former CEO	2020								0
(4)	2019			$13					$13

Rick Gutshall	2021	0							0
Former interim CEO	2020								0
and Former CFO (3)	2019	0							0

Thomas Cook	2021								0
	2020							5,000	5,000
	2019							$18,750	$18,750

Leslie Bocskor	2021							37,500	37,500
	2020								0

Benjamin Rote	2021								0
	2020								0

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of the common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	Chad Sykes, Founder, resigned as CEO, Secretary on January 2, 2017 and was appointed Chief Innovation Officer. On August 9, 2017, Mr. Sykes resigned from his position as Chief Innovation Officer. In March, 2019, Mr. Sykes resigned from his executive officer positions with the Company.

(3)	Mr. Gutshall served as the Company’s Chief Financial Officer from August 2017 to December 2017, and as the Company’s Interim Chief Executive Officer from August 2017 to February 20, 2018. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company. Mr. Gutshall was not compensated in any way by the Company relating to his services as the Company’s Interim Chief Executive Officer or as the Company’s Chief Financial Officer in 2017. Mr. Gutshall did receive 758,401 shares of the Company’s common stock in connection with the Alamo Merger, however, such share issuance was not in any way connected or related to Mr. Gutshall’s previous officer positions with the Company nor his position as a director of the Company.

(4)	Dan Weadock, former CEO, transitioned into an advisor and consulting role beginning on May 15, 2019. Mr. Weadock is no longer an advisor to the Company

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

Outstanding Equity Awards at December 31, 2021

As of December 31, 2021, the Company granted stock options to Messrs. Bocskor, Rote and Forchic in recognition of their contributions. On August 4, 2021, Stock option agreements reflecting past contributions and incentives for the future have been issued to all three parties. Stock options plans were offered with an exercise price of $0.01 and consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic vesting immediately. On the 1-year anniversary of their respective agreements, additional stock options priced at $0.015 will vest with consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic.

Director Compensation

The Board, consisting of Directors Rick Gutshall and Lang Coleman, received 5 million stock options each at a price of $0.01 vesting immediately.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table illustrates the year-end potential fully diluted shares as of December 31, 2021 and 2020.

For the year ended December 31, 2021 and 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended
	December 31,
	2021	2020
	(shares)	(shares)

Series A Preferred Stock	0	12,500,000,000
Convertible notes	0	149,922,109
Stock Options	820,000,000
	820,000,000	12,649,922,109

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

1. The percentages are based on the total issued common stock as of December 31, 2021 of 2,575,909,930.

2. Mr. Bocskor is both Chief Executive Officer and Chief Financial Officer.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 4, 2021, Leslie Bocskor was appointed Chief Executive Officer. Mr. Bocskor held the position of CEO since May 20, 2020, but did not had a formal employment agreement with the Company. Pursuant to the terms of Mr. Bocskor’s employment agreement (the “Bocskor Agreement”), Mr. Bocskor receives an annual base salary of $240,000, subject to review and adjustment by the Company in its sole discretion. In connection with the Bocskor Agreement, Mr. Bocskor was also granted an option to purchase 300,000,000 shares of the Company’s common stock pursuant to a Stock Option Agreement attached as Exhibit B to the Bocskor Agreement. Mr. Bocskor served and continues to serve as Executive Chairman of Electrum Partners.

Mr. Bocskor is also eligible for a discretionary annual cash bonus of up to fifty (50%) percent of his base salary, subject to the Company’s sole discretion. Mr. Bocskor’s eligibility for his bonus will be dependent on his continuous performance of services to the Company and meeting certain performance targets and goals set by the Board in advance of, or within the first quarter, of each calendar year. Any bonus shall be subject to any incentive compensation plan adopted by the Company.

On August 4, 2021, Benjamin Rote was appointed Chief Investment Officer of the Company. (the “Rote Agreement”). Mr. Rote entered into an executive employment agreement with the Company (the “Rote Agreement”). Pursuant to the Rote Agreement, Mr. Rote was to receive an annual base salary of $180,000 subject to review and adjustment by the Company in its sole discretion. In connection with the agreement, Mr. Rote was also granted an option to purchase 200,000,000 shares of the Company’s common stock pursuant to a Stock Option Agreement attached as Exhibit B to the Rote Agreement.

Mr. Rote is eligible for a discretionary annual cash bonus of up to fifty (50%) percent of his base salary, subject to the Company’s sole discretion. Mr. Rote’s eligibility for his bonus will be dependent on his continuous performance of services to the Company and meeting certain performance targets and goals set by the Board in advance of, or within the first quarter, of each calendar year. Any bonus shall be subject to any incentive compensation plan adopted by the Company. Mr. Rote has served and continues to serve as Chief Investment Officer of Electrum Partners, LLC.

On August 4, 2021, the Company entered into an Advisor Agreement with Mr. Dennis G. Forchic (the “Forchic Agreement”) pursuant to which Mr. Forchic would provide certain services to the Company, including advising the Chief Executive Officer as requested and advising the Company’s senior management team on issues, including but not limited to, corporate development, financing, corporate strategy, marketing /communications and product development and sales growth.

The Forchic Agreement is set to expire on August 4, 2023, unless terminated prior to such date under the terms of the Forchic Agreement. Under the Forchic Agreement, Mr. Forchic was to be paid $17,500 per month. In addition, Mr. Forchic received a non-statutory stock option grant, as set forth in the Option Agreement attached as Exhibit B to the Forchic Agreement. The Company also agreed to pay all reasonable expenses incurred by Mr. Forchic in connection with his duties and responsibilities under the Forchic Agreement, including transportation, lodging and meals as well as telephone expenses.

The Forchic Agreement has been amended such that, Mr. Forchic would forfeit his cash compensation effective August 4, 2021, until such time as the Company and Mr. Forchic believe it is in the best interest of the Company. Mr. Forchic has not been paid any cash compensation by the Company.

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

The Board has recognized the substantive efforts of Messrs. Leslie Bocskor, Benjamin Rote, and Dennis Forchic to sustain and support the Company over the past year without compensation while laying the foundation for the future. The Board has voted to formalize employment agreements with Messrs. Bocskor and Rote, and an advisory agreement with Mr. Forchic. Stock option agreements reflecting past contributions and incentives for the future have been issued to all three parties. Stock options plans were offered with an exercise price of $0.01 and consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic vesting immediately. On the one-year anniversary of their respective agreements, additional stock options priced at $0.015 will vest with consideration of 150 million options to Mr. Bocskor, 100 million options to Mr. Rote, and 150 million options to Mr. Forchic. As of December 31, 2021, Messrs. Bocskor, Rote and Forchic had voluntarily forfeited the cash compensation portion of their compensation agreements until such time that it is in the best interests of the Company.

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

WWC, Professional Corporation, was our independent auditor for the year ended December 31, 2021.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for the fiscal years ended December 31, 2020 and 2019.

	2021	2020
Audit fees	$17,500	$17,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$17,500	$17,500

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

3. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 4, 2017).

2.2	Certificate of Merger. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on August 29, 2017).

2.3	Certificate of Correction. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on September 12, 2017).

3.1	Articles of Incorporation – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form S-1 filed on March 5, 2014).

3.2	Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.2 in the Registrant’s Form S-1 filed on March 5, 2014).

3.4	Amended Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 99.1 in the Registrant’s Form 8-K filed on May 23, 2017).

4.1	Form of common stock Certificate of Indoor Harvest, Corp. (Incorporated by reference to exhibit 4.1 in the Registrant’s Form S-1 filed on March 5, 2014).

4.2	Indoor Harvest 2015 Stock Award Plan. (Incorporated by reference to Ex. 4.3 in the Registrant’s Registration Statement on Form S-8 filed on January 21, 2015, as amended).

10.1	Executive Employment Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.2	Compensation Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.3	Indemnity Agreement dated February 20, 2018 by and between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.4	Executive Employment Agreement dated August 4, 2021 between Indoor Harvest Corp. and Leslie Bocskor. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.5	Executive Employment Agreement dated August 4, 2021 between Indoor Harvest Corp. and Benjamin Rote. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.6	Advisor Agreement dated August 4, 2021 between Indoor Harvest Corp. and Dennis Forchic. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

21.1	Subsidiary – IHC Consulting, Inc. ( SEC Form 8-K filed on August 14, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL INSTANCE DOCUMENT

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2022	INDOOR HARVEST CORP

	By:	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Rick Gutshall	Director	March 31, 2022
Rick Gutshall

/s/ Dr. Lang Coleman	Director	March 31, 2022
Dr. Lang Coleman

INDOOR HARVEST CORP

Consolidated Financial Statements

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Indoor Harvest Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indoor Harvest Corp and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2020 and had an accumulated deficit and net cash used in operating activities which raised substantial doubt about its ability to continue as a going concern. As of December 31, 2021, the Company’s had a positive net working capital position indicating an improvement in the Company’s financial position as the results of funds raised in the issuance of common stock for cash proceeds during the year ended December 31, 2021; however, during the year end December 31, 2021, the Company continued to incur substantial losses and net cash used in operating activities’ accordingly, the substantial doubt that the Company will continue as going concern was not alleviated and still exists; however, Management is closely monitoring the situation; its plans to address this substantial doubt are set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as the Company’s auditor since November 26, 2019

San Mateo, California

March 31, 2022

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$232,850	$1,207
Prepaid expenses and other receivable	2,751	1,876
Total Current Assets	235,601	3,083

TOTAL ASSETS	$235,601	$3,083

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$144,404	$354,596
Convertible notes payable	-	123,200
Derivative liabilities	-	44,274,727
Total Current Liabilities	144,404	44,752,523

Total Liabilities	144,404	44,752,523

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 and 750,000 shares issued and outstanding	-	7,500
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,575,909,930 and 2,401,396,041 shares issued and outstanding, respectively	2,575,910	2,401,396
Additional paid in capital	21,210,721	14,014,324
Stock payable	-	-
Accumulated deficit	(23,695,434)	(61,172,660)
Total Stockholders’ Equity (Deficit)	91,197	(44,749,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$235,601	$3,083

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended
	December 31,
	2021	2020

Revenue	$-	$-

Operating Expenses
Professional fees	2,397,090	223,788
General and administrative	3,479,106	24,327
Total Operating Expenses	5,876,196	248,115

Loss from operations	(5,876,196)	(248,115)

Other Income (Expense)
Interest expense	(41,986)	(523,283)
Change in fair value of derivative liability	43,310,944	(45,509,377)
Gain on settlement of debt	84,464	-
Total other income (loss)	43,353,422	(46,032,660)

Income (loss) before income taxes	37,477,226	(46,280,775)

Provision for income taxes	-	-

Net income (loss)	$37,477,226	$(46,280,775)

Comprehensive income (Loss)	$37,477,226	$(46,280,775)

Basic and diluted income (loss) per common share
Basic	$0.02	$(0.17)
Diluted	$(0.00)	$(0.17)

Weighted average number of common shares outstanding
Basic	2,445,150,836	267,167,835
Diluted	2,541,073,447	267,167,835

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance - December 31, 2019	750,000	$7,500	201,037,304	$201,038	$10,377,256	$(14,891,885)	$(4,306,091)

Common stock issued for services - third party	-	-	2,021,006	2,021	70,899	-	72,920
Common stock issued for services - related party	-	-	-	-	-	-	-
Convertible debt converted into common stock	-	-	2,198,337,731	2,198,337	(786,231)	-	1,412,106
Derivative liability	-	-	-	-	4,352,300	-	4,352,300
Write off due to related party	-	-	-	-	100	-	100
Net loss	-	-	-	-	-	(46,280,775)	(46,280,775)
Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$(61,172,660)	$(44,749,440)

Conversion Series A Preferred Stock	(750,000)	(7,500)	60,000,000	60,000	(52,500)		-
Common stock issued for cash	-	-	98,000,000	98,000	512,000	-	610,000
Stock based compensation	-	-	-	-	5,728,701	-	5,728,701
Convertible debt converted into common stock	-	-	16,513,889	16,514	19,361	-	35,875
Derivative liability	-	-	-	-	988,783	-	988,783
Write off due to related party	-	-	-	-	52	-	52
Net loss	-	-	-	-	-	37,477,226	37,477,226
Balance - December 31, 2021	-	$-	2,575,909,930	$2,575,910	$21,210,721	$(23,695,434)	$91,197

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$37,477,226	$(46,280,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	7,305
Amortization of debt discount	25,000	140,913
Change in fair value of embedded derivative liability	(43,310,944)	45,509,377
Stock based compensation	5,728,701	72,920
Gain on settlement of debt	(84,464)	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(875)	3,455
Accounts payable and accrued expenses	(174,853)	529,353
Due to related party	52	-
Net Cash used in Operating Activities	(340,157)	(17,452)

Cash Flows from Financing Activities:
Repayments of note payable	-	(3,694)
Proceeds from convertible notes	25,000	10,000
Repayments of convertible notes	(63,200)	-
Proceeds from issuance of common stock	610,000	-
Net Cash provided by Financing Activities	571,800	6,306

Net change in cash	231,643	(11,146)
Cash, beginning of period	1,207	12,353
Cash, end of period	$232,850	$1,207

Supplemental Cash Flow Information
Cash paid for interest	$11,813	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$25,000	$87,901
Conversion of series A preferred stock into common shares	$7,500	$-
Conversion of convertible note into common shares	$35,875	$1,412,106
Derivative liability reclassified to paid-in capital	$988,783	$4,352,300
Write off due to related party	$52	$100

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

Income (Loss) per Share

Basic income (loss) per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

For the years ended December 31, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended
	December 31,
	2021	2020
	(shares)	(shares)

Series A Preferred Stock	-	12,500,000,000
Convertible notes	-	149,922,109
Stock option	820,000,000	-
	820,000,000	12,649,922,109

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

The following table summarizes fair value measurements by level at December 31, 2021 and 2020, measured at fair value on a recurring basis:

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
None	$-	$-	$-	$-

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$44,274,727	$44,274,727

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2021 and 2020, the Company did not have any derivative instruments that were designated as hedges.

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

Recent Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had net cash used in operations of $340,157 and has an accumulated deficit of $23,695,434, for the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Accounts payable	$112,315	$283,357
Credit card	13,191	16,570
Accrued expenses	15,715	15,714
Accrued management fee	3,183	3,605
Accrued interest	-	35,350
	$144,404	$354,596

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Note 1	$-	$50,000
Note 2	-	25,200
Note 3	-	38,000
Note 4 - related party	-	10,000
Note 5	-	-
Total convertible notes payable	-	123,200

Less: Unamortized debt discount	-	-
Total convertible notes	-	123,200

Less: current portion of convertible notes	-	123,200
Long-term convertible notes	$-	$-

During the years ended December 31, 2021 and 2020, the Company recorded total interest expense of $16,788 and $523,283, of which included amortization of discount of $25,000 and $140,913. As of December 31, 2021 and 2020, the Company had accrued interest of $0 and $35,350, respectively.

Repayment

The Company had a dispute with Power Up, the holder of certain promissory notes dated October 22, 2019, and December 19, 2019, issued by the Registrant, including allegations or claims of default and a suit. As part of the Company’s recovery efforts after COVID-19, it reached an amicable resolution with “Power Up”, in third quarter of 2021, whereby the Company and Power Up agreed on an amount of $80,000 to settlement this dispute in its entirety. During the year ended December 31, 2021, the Company repaid $80,000 to Power Up for Note 2 and 3 and accrued interest. As a result, the Company recorded loss on settlement of debt of $4,987.

Conversion

During the year ended December 31, 2021, the Company converted notes with principal amounts and accrued interest of $35,875 into 16,513,889 shares of common stock. The corresponding derivative liability at the date of conversion of $250,783 was settled through additional paid in capital.

During the year ended December 31, 2020, the Company converted notes with principal amounts and accrued interest of $1,412,106 into 2,198,337,731 shares of common stock. The corresponding derivative liability at the date of conversion of $4,352,300 was settled through additional paid in capital.

Note 1

On October 12, 2017, the Company issued a fixed convertible promissory note to Tangiers for the principal sum of $50,000 as a commitment fee for the Investment Agreement. The promissory note (“Note 1”) maturity date is May 12, 2018. The principal amount due under Note 1 can be converted by Tangiers any time, into shares of the Company’s common stock at a conversion price of $0.1666 per share. The promissory note is in a “Maturity Default,” which is defined in Note 1 as the event in which Note 1 is not retired prior to its maturity date, Tangiers’ conversion rights under Note 1 would be adjusted such that the conversion price would be the lower of (i) $0.1666 or (ii) b) 65% of the average of the two lowest trading prices of the Company’s common stock during the 10 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the note. The default interest rate is 20%. During the year ended December 31, 2021, the note was fully forgiven, and the Company recorded gain on settlement of debt of $89,451.

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

Note 4 – related party

On September 28, 2020, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 4”) to a related party, in the principal amount of $10,000. Note 4 is convertible into shares of the Company’s common stock ninety (90) days from September 28, 2020. Note 4 is convertible at the lower conversion price of $0.002 or 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the Note 4. During the year ended December 31, 2021, the note was fully converted into common stock.

Note 5

In March 2021, a third party advanced $25,000 to assist the Company in operating expenses and the Company is in the process of confirming arrangements for the repayment of said amount. The advance has non-interest bearing.

On August 9, 2021, the Company issued and sold an 10% Fixed Convertible Promissory Note (“Note 5”), in the principal amount of $25,000. Note 5 is convertible into shares of the Company’s common stock sixty (60) days from August 9, 2021. Note 5 is convertible at the lower conversion price of $0.00225 or 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the Note 5. During the year ended December 31, 2021, the note was fully converted into common stock.

NOTE 5 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company bifurcated a conversion liability related to a down-round protection provided to the Series A Preferred Stock. The Company has determined that the embedded conversion option should be accounted for at fair value.

At December 31, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Expected term	0.10 - 0.25	0.06 - 0.50
Expected average volatility	165% - 191%	146% - 389%
Expected dividend yield	-	-
Risk-free interest rate	0.06 - 0.07%	0.07% - 0.27%

The following schedule shows the change in fair value of the derivative liabilities as of December 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2019	$3,029,748
Addition of new derivatives recognized as debt discounts	87,901
Addition of new derivatives recognized as loss on derivatives	700,508
Settled on issuance of common stock	(4,352,299)
Loss on change in fair value of the derivative	44,808,869
Balance - December 31, 2020	$44,274,727
Addition of new derivatives recognized as debt discounts	25,000
Addition of new derivatives recognized as loss on derivatives	96,923
Settled on issuance of common stock	(988,783)
Gain on change in fair value of the derivative	(43,407,867)
Balance - December 31, 2021	$-

The aggregate (gain) loss on derivatives during the years ended December 31, 2021 and 2020 was ($43,310,944) and $45,509,377, respectively.

The Company values these derivative liabilities using Black-Scholes model or flexible the pricing models that include quantitative input such as the risk-free rate, market volatility, time to maturity, conversion price, and other qualitative factors such as whether the underlying indexed security is in good standing or in default.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

On September 28, 2020, The Company entered into a Convertible Promissory Note with Electrum Partners, LLC, (the “Electrum Partners”) for $10,000 USD with a maturity of 90 days. The proceeds will be used for general corporate purposes. Electrum Partners, LLC is an entity under common control with the Company

On October 1, 2021, the Company converted the Electrum Partners outstanding Convertible Promissory Note of $10,000  issued September 28, 2020 into 5,125,000 restricted common shares of the Company.

Debt forgiveness

During the year ended December 31, 2021 and 2020, the Company wrote off $52 and $100 due to related party and recognized it as additional paid-in-capital.

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

On October 1, 2021, the Company converted the Electrum Partners outstanding Convertible Promissory Note of $10,000 issued September 28, 2020 into 5,125,000 restricted shares of the Company’s common stock.

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

On August 27, 2021, the Company completed an initiative when it entered into a Modification Agreement (the “Modification”) in cooperation with the current Series A Preferred shareholders to modify their conversion privileges to align and support current management team initiatives and shareholder interests. The modification agreement provides the Preferred shareholders the ability to convert into common shares at a conversion price at the lower of $0.40 (per the original agreement), or the subsequent per share pricing of a future equity raise greater than Five Hundred Thousand ($500,000) Dollars. On November 8, 2021, the Company amended the conversion price to $0.0125. This Modification is forecasted to support anti- dilutive measures potentially to the benefit of our shareholders and may allow the Company to proceed with plans relating to funding needs.

During the year ended December 31, 2021, 750,000 shares of Series A Convertible Preferred Stock were converted into 60,000,000 shares of common stock. The corresponding derivative liability at the date of conversion of $738,000 was settled through additional paid in capital.

As of December 31, 2021 and 2020, there were 0 and 750,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2021, the Company issued 174,513,889 shares of common stock as follows:

●	60,000,000 shares for conversion of 750,000 shares of Series A Convertible Preferred Stock
●	98,000,000 shares for cash of $610,000
●	16,513,889 shares for conversion of debt of $35,875

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

Year ended
December 31, 2021
Expected term	5.00 - 5.50 years
Expected average volatility	198 - 203%
Expected dividend yield	-
Risk-free interest rate	0.67%

During the year ended December 31, 2021, the Company granted 820,000,000 options valued at $8,004,855. During the year ended December 31, 2021, the Company recognized stock option expense of $5,728,701, of which $5,631,014 was to related parties, and as of December 31, 2021, $2,276,154 remains unamortized, of which $2,276,154 is with related parties. The intrinsic value of the 820,000,000 options outstanding as of December 31, 2021 is $210,000.

The following is a summary of stock option activity during the year ended December 31, 2021:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2020	-	$-	-
Granted	820,000,000	0.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2021	820,000,000	$0.01	9.60

Exercisable options, December 31, 2021	420,000,000	$0.01	9.60

NOTE 8 - INCOME TAXES

Indoor Harvest operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The components of deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

Description	2021	2020

Deferred tax assets
Net operating losses	$2,901,738	$1,681,907
Deferred tax liabilities
Accelerated tax depreciation	-	-
Net deferred tax assets	2,901,738	1,681,907

Less: Valuation allowance	(2,901,738)	(1,681,907)
Net	$-	$-

At December 31, 2021 and 2020, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2021 of approximately $13,818,000, if not used, will begin to expire in 2033.

The Company experienced a change in control for tax purposes in 2017 as a result of the merger with Alamo CBD. Accordingly, the future utilization of net operating losses will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

NOTE 9 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible preferred stock and convertible notes that are computed using the if-converted method, and outstanding warrants that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

	Years Ended
	December 31,
	2021	2020
Numerator:
Net income (loss)	$37,477,226	$(46,280,775)
(Gain) loss on change in fair value of derivatives	(43,310,944)	-
Interest on convertible debt	-	-
Net loss - diluted	$(5,833,718)	$(46,280,775)

Denominator:
Weighted average common shares outstanding	2,445,150,836	267,167,835
Effect of dilutive shares	95,922,612	-
Diluted	2,541,073,447	267,167,835

Net income (loss) per common share:
Basic	$0.02	$(0.17)
Diluted	$(0.00)	$(0.17)

For the year ended December 31, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 10 - SUBSEQUENT EVENTS

The Company has assessed all events from December 31, 2021, up through March 31, 2022, which is the date that these consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements other than events detailed below.

Effective February 11, 2022, Benjamin Rote was appointed to the role of Chief Operating Officer of the Company. Mr. Rote previously served as the Company’s Chief Investment Officer and will not be replaced in that role. There will be no change to Mr. Rote’s employment agreement with the Company.

On February 14, 2022, the Company announced a non-binding letter of intent with Electrum Partners, LLC (EP) to acquire certain assets of EP for an aggregate payment at closing and of a purchase price that will be mutually agreed by the parties based on an independent valuation of the purchased assets.

On March 11, 2022, Indoor Harvest Corp (the “Company”) entered into subscription agreements, (the “Agreement”), with certain accredited investors for the sale of Twelve Million Five Hundred Thousand (12,500,000) Common Shares (the “Shares”) of the Company’s common stock, par value of $0.001 per share, for a total consideration to the Company of Seventy-Five Thousand ($75,000) Dollars. The Shares will be restricted and subject to compliant required holding periods under Rule 144. The Company intends to use the net proceeds from the sale of the Shares for general corporate purposes, such as payments for certain vendor services, filing requirements, settlement of certain payables, working capital, etc.

