Form 10-Q
period 2022-03-31
Indoor Harvest Corp
filed 2022-05-16
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,588,409,930 common shares issued and outstanding as of March 31, 2022.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$192,476	$232,850
Prepaid expenses and other receivable	10,042	2,751
Total Current Assets	202,518	235,601

TOTAL ASSETS	$202,518	$235,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$127,086	$144,404
Total Current Liabilities	127,086	144,404

Total Liabilities	127,086	144,404

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,588,409,930 and 2,575,909,930 shares issued and outstanding, respectively	2,588,410	2,575,910
Additional paid in capital	22,248,717	21,210,721
Accumulated deficit	(24,761,695)	(23,695,434)
Total Stockholders’ Equity	75,432	91,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,518	$235,601

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$-	$-

Operating Expenses
Professional fees	433,630	17,500
General and administrative	632,631	5,225
Total Operating Expenses	1,066,261	22,725

Loss from operations	(1,066,261)	(22,725)

Other Income (Expense)	-
Interest expense	-	(1,805)
Change in fair value of derivative liability	-	(103,604,588)
Total other expenses	-	(103,606,393)

Loss before income taxes	(1,066,261)	(103,629,118)

Provision for income taxes	-	-

Net loss	$(1,066,261)	$(103,629,118)

Comprehensive Loss	$(1,066,261)	$(103,629,118)

Basic and diluted loss per common share
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
Basic	2,578,826,597	2,401,396,041
Diluted	2,578,826,597	15,341,315,108

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three months Ended March 31, 2022

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2021	-	$-	2,575,909,930	$2,575,910	$21,210,721	$(23,695,434)	$91,197

Common stock issued for cash	-	-	12,500,000	12,500	62,500	-	75,000
Stock based compensation	-	-	-	-	975,496	-	975,496
Net loss	-	-	-	-	-	(1,066,261)	(1,066,261)
Balance - March 31, 2022	-	$-	2,588,409,930	$2,588,410	$22,248,717	$(24,761,695)	$75,432

For the Three months Ended March 31, 2021

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$(61,172,660)	$(44,749,440)

Net loss	-	-	-	-	-	(103,629,118)	(103,629,118)
Balance - March 31, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$(164,801,778)	$(148,378,558)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(1,066,261)	$(103,629,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of embedded derivative liability	-	103,604,588
Stock based compensation	975,496	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(7,291)	1,041
Accounts payable and accrued expenses	(17,318)	23,439
Net Cash used in Operating Activities	(115,374)	(50)

Cash Flows from Financing Activities:
Proceeds from convertible notes	-	25,000
Proceeds from issuance of common stock	75,000	-
Net Cash provided by Financing Activities	75,000	25,000

Net change in cash	(40,374)	24,950
Cash, beginning of period	232,850	1,207
Cash, end of period	$192,476	$26,157

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements may be presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2021.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements may be presented.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2022, incurred losses from its operations and did not generate cash from its operation for the past two years and three months ended March 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Accounts payable	$95,646	$112,315
Credit card	12,541	13,191
Accrued expenses	15,294	15,715
Accrued management fee	3,605	3,183
	$127,086	$144,404

NOTE 4 - SHAREHOLDERS’ EQUITY

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

As of March 31, 2022, and December 31, 2021, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

Each share of common stock entitles the holder as of the applicable record date to one vote, in person or by proxy, on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation.

On February 16, 2022 and March 16, 2022, the Company initiated a private placement offering for the sale of up to 150,000,000 shares of the Company’s common stock, at price of $0.006 per share, for total consideration to the Company of $900,000. During the three months ended March 31,2022, the Company issued 12,500,000 shares of common stock at $0.006 per share for cash of $75,000.

As of March 31, 2022, and December 31, 2021, there were 2,588,409,930 and 2,575,909,930 shares of Common Stock issued and outstanding, respectively.

Additional paid in capital

Stock Options

On August 4, 2021, in order to recognize the substantive efforts of Leslie Bocskor, Benjamin Rote and Dennis Forchic for their contributions to the company without compensation for the period between May 2020 and August 2021 for Mr. Bocskor and between August 2020 and August 2021 for Messrs. Rote and Forchic, the Board voted to formalize employment agreements with Messrs. Bocskor and Rote, and an advisory agreement with Mr. Forchic. Pursuant to their respective employment agreements, Mr. Bocskor was granted the option to purchase 150 million shares of common stock in the Company and Mr. Rote was granted the option to purchase 100 million shares of common stock of the Company at a conversion price of $0.01. Pursuant to his advisory agreement, Mr. Forchic was granted the option to purchase 150 million shares of common stock of the Company at a conversion price of $0.01 per share of common stock. The options granted to each of Messrs. Bocskor, Rote and Forchic vested immediately upon the granting of such options. On the one-year anniversary of their respective agreements, additional options will be granted to each of Messrs. Bocskor, Rote and Forchic to purchase up to 150 million, 100 million and 150 million shares of common stock, respectively, at a conversion price of $0.015 per share of common stock.

In addition, the Board, consisting of Directors Rick Gutshall and Lang Coleman, having not received any consideration over the past two years, will each be granted the option to purchase up to 5 million share of common stock at a price of $0.01 per share of common stock. Such options will vest immediately upon the grant date. The company’s legal counsel will be granted the option to purchase 10 million share of common stock of the Company at a price of $0.01 per share of common tsock, which option will vest immediately upon grant, under the same terms as the options granted to the Board.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Three months ended
March 31, 2022
Expected term	5.00 - 5.50 years
Expected average volatility	198 - 203%
Expected dividend yield	-
Risk-free interest rate	0.67%

During the year ended December 31, 2021, the Company granted 820,000,000 common stock options valued at $8,004,855. During the three months ended March 31, 2022, the Company recognized stock option expense of $975,496, of which $975,496 was to related parties, and as of March 31, 2022, $1,300,658 remains unamortized, of which $1,300,658 is with related parties. The intrinsic value of the 820,000,000 options outstanding as of March 31, 2022, was $0.

The following is a summary of stock option activity during the three months ended March 31, 2022:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	820,000,000	$0.01	9.60
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding, March 31, 2022	820,000,000	$0.01	9.35

Exercisable options, March 31, 2022	420,000,000	$0.01	9.35

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(1,066,261)	$(103,629,118)
Gain on change in fair value of derivatives	-	103,604,588
Interest on convertible debt	-	329,453
Net income (loss) - diluted	$(1,066,261)	$304,923

Denominator:
Weighted average common shares outstanding	2,578,826,597	2,401,396,041
Effect of dilutive shares	-	12,939,919,067
Diluted	2,578,826,597	15,341,315,108

Net income (loss) per common share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

For the three months ended March 31, 2022, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 6- COMMITMENTS AND CONTINGENCIES

On March 24, 2022, the Company entered into an agreement with F.E.A. Strategies Group, LLC. as advisory assistance on suitable investment strategies to raise growth capital for the Company. The Company agreed to settle 50% of the advisory fee with 834,000 shares of common stock valued at $5,000. As of March 31, 2022, the company had not issued the 834,000 shares of common stock.

NOTE 7- SUBSEQUENT EVENTS

The Company has assessed all subsequent events from March 31, 2022, through the date these consolidated financial statements were available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements other than events detailed below.

On April 4, 2022, in connection with Private Placement Offering date March 16, 2022, the Company received $111,000 cash for issuance of 18,500,000 shares of common stock.

On April 28, 2022, in connection with Private Placement Offering date March 16, 2022, the Company received $102,000 cash for issuance of 17,000,000 shares of common stock.

The shares issued under the Private Placement Offering will be restricted and subject to compliant required holding periods under Rule 144.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following table presents our operating results for the three months ended March 31, 2022 compared to December 31, 2021:

	Three Months Ended
	March 31,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	433,630	17,500	(416,130)	(2378)%
General and administrative expenses	632,631	5,225	627,406	12008%
Total operating expenses	1,066,261	22,725	1,043,536	(4592)%
Loss from operations	(1,066,261)	(22,725)	(1,043,536)	(4592)%
Other expense
Other income (expense)		-	-
Interest income (expense)	-	(1,805)	1,805	(100)%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	-	(103,604,588)	(103,604,588)	(100)%

Total other income (expense)	-	(103,606,393)	(103,606,393)	(100)%

Net loss	$(1,066,261)	$(103,629,118)	$(102,562,857)	(99)%

Comprehensive loss	$(1,066,261)	$(103,629,118)	$(102,562,857)	(99)%

Revenues

During the three months ended March 31, 2022 and 2021, the Company did not generate any revenues.

Operating Expenses

Total operating expenses for the three months ended March 31, 2022 and 2021 were $1,066,261 and $22,725, respectively, for an aggregate increase of $1,043,536 or 4592%. The aggregate increase is related to an increase in professional fees and general and administrative costs of $985,496 or 92% which is associated with the stock option compensation for the management team.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2022 and 2021 were $0 and ($103,606,393), respectively. The decrease in other expense is primarily related to the conversion of the Series A Preferred shareholders into common shares, which reduced the fair value of the embedded derivative liability to $0 from ($103,604,588).

4

Net Loss

As a result of the factors discussed above, net loss for the three months ended March 31, 2022 and 2021 was $1,066,261 and $103,629,118 , respectively, for a decrease of $102,562,857 or 99%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31, 2022 and December 31, 2021, respectively.

Working Capital

	March 31, 2022	December 31, 2021	Change	%
Current assets	$202,518	$235,601	$(33,083)	(14)%
Current liabilities	$127,086	$144,404	$(17,318)	(12)%
Working capital (deficiency)	$75,432	$91,197	$(15,765)	(17)%

Cash Flows

	Three Months Ended
	March 31, 2022
	2022	2021	Change	%
Cash used in operating activities	$(115,374)	$(50)	$(115,324)	230648%
Cash provided by financing activities	$75,000	$25,000	$50,000	200%
Net Change in Cash During Period	$(40,374)	$24,950	$(65,324)	(262)%

As of March 31, 2022, the Company’s cash balance was $192,476 and total assets were $202,518. As of December 31, 2021, our Company’s cash balance was $232,850 and total assets were $235,601.

As of March 31, 2022, the Company had total liabilities of $127,086 compared with total liabilities of $144,404 as of December 31, 2021.

As of March 31, 2022, the Company had working capital of $75,432 compared with working capital of $91,197 as of December 31, 2021. The decrease in working capital was primarily attributed to an increase in operating expenses.

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 were $115,374 and $50 respectively, for an increase of $115,324. The increase in net cash used in operating activities is primarily related to an increase in operating expenses.

Cash Flow from Investing Activities

For the three months ended March 31, 2022 and 2021, our Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2022 and 2021 were $75,000 and $25,000, respectively. The increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from a private placement offering.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: May 16, 2022	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8