Form 10-Q
period 2022-06-30
Indoor Harvest Corp
filed 2022-08-15
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP
(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,681,343,930 and 2,575,909,930 common shares issued and outstanding, respectively, as of June 30, 2022.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$297,965	$232,850
Prepaid expenses and other receivable	78,077	2,751
Total Current Assets	376,042	235,601

TOTAL ASSETS	$376,042	$235,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$107,659	$144,404
Salary payable	625	-
Total Current Liabilities	108,284	144,404

Total Liabilities	108,284	144,404

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated,0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,681,343,930 and 2,575,909,930 shares issued and outstanding, respectively	2,681,344	2,575,910
Additional paid in capital	23,632,471	21,210,721
Accumulated deficit	(26,046,057)	(23,695,434)
Total Stockholders’ Equity	267,758	91,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$376,042	$235,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	584,574	23,657	1,018,204	41,157
General and administrative	699,788	5,680	1,332,419	10,905
Total Operating Expenses	1,284,362	29,337	2,350,623	52,062

Loss from operations	(1,284,362)	(29,337)	(2,350,623)	(52,062)

Other Income (Expense)
Interest expense	-	(1,825)	-	(3,630)
Change in fair value of derivative liability	-	26,289,783	-	(77,314,805)
Total other income (expenses)	-	26,287,958	-	(77,318,435)

Income (loss) before income taxes	(1,284,362)	26,258,621	(2,350,623)	(77,370,497)

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,284,362)	$26,258,621	$(2,350,623)	$(77,370,497)

Comprehensive income (Loss)	$(1,284,362)	$26,258,621	$(2,350,623)	$(77,370,497)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$0.01	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,643,076,875	2,401,396,041	2,611,129,223	2,401,396,041
Diluted	2,643,076,875	14,936,399,181	2,611,129,223	2,401,396,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Six months Ended June 30, 2022

	Series A Convertible
	Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock Payable	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2021	-	$-	2,575,909,930	$2,575,910	$21,210,721	$-	$(23,695,434)	$91,197

Common stock issued for cash	-	-	12,500,000	12,500	62,500	-	-	75,000
Stock based compensation	-	-	-	-	975,496	-	-	975,496
Net loss	-	-	-	-	-	-	(1,066,261)	(1,066,261)
Balance - March 31, 2022	-	-	2,588,409,930	2,588,410	22,248,717	-	(24,761,695)	75,432

Common stock issued for cash	-	-	89,600,000	89,600	358,400	-	-	448,000
Common stock issued for cash -adjusted offering price related to 1st quarter	-	-	2,500,000	2,500	(2,500)	-	-	-
Common stock issued for services	-	-	834,000	834	4,166	-	-	5,000
Stock based compensation	-	-	-	-	1,023,688	-	-	1,023,688
Net loss	-	-	-	-	-	-	(1,284,362)	(1,284,362)
Balance - June 30, 2022	-	$-	2,681,343,930	$2,681,344	$23,632,471	$-	$(26,046,057)	$267,758

For the Six months Ended June 30, 2021

	Series A Convertible
	Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock Payable	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(61,172,660)	$(44,749,440)

Net loss	-	-	-	-	-	-	(103,629,118)	(103,629,118)
Balance - March 31, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(164,801,778)	$(148,378,558)

Stock payable	-	-	-	-	-	40,000	-	40,000
Net income	-	-	-	-	-	-	26,258,621	26,258,621
Balance - June 30, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$40,000	$(138,543,157)	$(122,079,937)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,350,623)	$(77,370,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of embedded derivative liability	-	77,314,805
Stock based compensation	2,004,184	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(75,326)	1,876
Accounts payable and accrued expenses	(36,120)	28,393
Net Cash used in Operating Activities	(457,885)	(25,423)

Cash Flows from Financing Activities:
Proceeds from convertible notes	-	25,000
Repayments of convertible notes	-	-
Proceeds from shares of common stock to be issued	-	40,000
Proceeds from issuance of common stock	523,000	-
Net Cash provided by Financing Activities	523,000	65,000

Net change in cash	65,115	39,577
Cash, beginning of period	232,850	1,207
Cash, end of period	$297,965	$40,784

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability reclassified to paid-in capital	$975,496	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements may be presented.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The company has adopted the ASU as of January 1, 2022, there were no material impacts to the financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of June 30, 2022, incurred losses from its operations and did not generate cash from its operation for the past two years and six months ended June 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Accounts payable	$77,194	$112,315
Credit card	11,567	13,191
Accrued expenses	15,715	15,715
Accrued management fee	3,183	3,183
	$107,659	$144,404

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

As of June 30, 2022, and December 31, 2021, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

Each share of common stock entitles the holder as of the applicable record date to one vote, in person or by proxy, on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation.

On February 16, 2022 and March 16, 2022, the Company initiated a private placement offering for the sale of up to 150,000,000 shares of the Company’s common stock, at price of $0.006 per share, for total consideration to the Company of $900,000. The issuance price was updated during the three months ending June 30, 2022 to $0.005 per share.

During the three months ended March 31, 2022, the Company issued 12,500,000 shares of common stock at $0.006 per share for cash of $75,000. Upon the change of the share price for the private placement, an additional 2,500,000 common shares were issued.

During the three months ended June 30, 2022, the Company issued 89,600,000 shares of common stock at $0.005 per share for cash of $448,000. The total shares issued during the six months ending June 30, 2022 for the private placement was 104,600,000 common shares at $0.005 per share for total cash of $523,000.

As of June 30, 2022, and December 31, 2021, there were 2,681,343,930 and 2,575,909,930 shares of Common Stock issued and outstanding, respectively.

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

In addition, the Board, consisting of Directors Rick Gutshall and Lang Coleman, having not received any consideration over the past two years, will each be granted the option to purchase up to 5 million shares of common stock at a price of $0.01 per share of common stock. Such options will vest immediately upon the grant date. The company’s legal counsel will be granted the option to purchase 10 million shares of common stock of the Company at a price of $0.01 per share of common stock, which option will vest immediately upon grant, under the same terms as the options granted to the Board.

In July 2022, board members Keith Crouch and Michael Blicharski were each granted the option to purchase up to 10 million shares of common stock, for a total of 20 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Six months ended	Year ended
	June 30,	December 31,
	2022	2021
Expected term	5.00 - 5.50 years	5.00 - 5.50 years
Expected average volatility	192 - 203%	198 - 203%
Expected dividend yield	-	-
Risk-free interest rate	0.67%	0.67%

During the year ended December 31, 2021, the Company granted 820,000,000 common stock options valued at $8,004,855. During the six months ended June 30, 2022, the Company recognized stock option expense of $1,023,688, of which $1,023,688 was to related parties, and as of June 30, 2022, $469,734 remains unamortized, of which $469,734 is with related parties. The intrinsic value of the 840,000,000 options outstanding as of June 30, 2022, was $880,000.

The following is a summary of stock option activity during the six months ended June 30, 2022:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	820,000,000	$0.01	9.60
Granted	20,000,000	0.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2022	840,000,000	$0.01	9.12

Exercisable options, June 30, 2022	425,000,000	$0.01	9.12

Warrants

As part of the February 16, 2022 private placement, the company granted one warrant to purchase a common share for each common share purchased. The warrants issued have an exercise price of $0.01 per warrant and expire five years from the date of grant. A total of 104,600,000 warrants were granted.

Valuation

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Six months ended
June 30,
2022
Term	5.00 years
Expected average volatility	202 - 203%
Expected dividend yield	-
Risk-free interest rate	1.96% - 3.01%

The following is a summary of warrant activity during the six months ended June 30, 2022:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, December 31, 2021	-	$-	-
Granted	104,600,000	0.01	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2022	104,600,000	$0.01	4.84

The warrants were valued at $641,964 and settled through additional paid in capital.

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

	Six Months Ended
	June 30,
	2022	2021
Numerator:
Net income (loss)	$(2,350,623)	$(77,370,497)
(Gain) loss on change in fair value of derivatives	-	-
Interest on convertible debt	-	-
Net income (loss) - diluted	$(2,350,623)	$26,563,544

Denominator:
Weighted average common shares outstanding	2,611,129,223	2,401,396,041
Effect of dilutive shares	-	-
Diluted	2,611,129,223	2,401,396,041

Net income (loss) per common share:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$0.00

For the six months ended June 30, 2022, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 6- COMMITMENTS AND CONTINGENCIES

On March 24, 2022, the Company entered into an agreement with F.E.A. Strategies Group, LLC. as advisory assistance on suitable investment strategies to raise growth capital for the Company. The Company agreed to settle 50% of the advisory fee with 834,000 shares of common stock valued at $5,000. As of June 30, 2022, the company had issued the 834,000 shares of common stock.

NOTE 7- SUBSEQUENT EVENTS

The Company has assessed all subsequent events from June 30, 2022, through the date these consolidated financial statements were available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements other than events detailed below.

On August 1, 2022, the Company initiated a private placement offering and entered into subscription agreements with certain accredited investors for the sale of One Hundred Fifty Three Million Eight Hundred Forty-Six Thousand One Hundred Fifty-four (153,846,154) Common Shares (the “Shares”) of the Company’s common stock, par value of $0.001 per share, and an equal number of Warrants with an exercise price of $0.013 for a total consideration to the Company of One Million ($1,000,000) Dollars. The Shares will be restricted securities and subject to required holding periods under Rule 144.

The Company intends to use the net proceeds from the sale of the Shares for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following tables present our operating results for the three and six months ended June 30, 2022 compared to June 30, 2021:

Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	584,574	23,657	560,917	2371%
General and administrative expenses	699,788	5,680	694,108	12220%
Total operating expenses	1,284,362	29,337	1,255,025	4278%
Loss from operations	(1,284,362)	(29,337)	(1,255,025)	4278%
Other expense
Other income (expense)		-	-
Interest income (expense)	-	(1,825)	(1,825)	(100)%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	-	26,289,783	26,289,783	(100)%

Total other income (expense)	-	26,287,958	26,287,958	(100)%

Net Income (Loss)	$(1,284,362)	$26,287,958	$27,572,320	(105)%
Comprehensive Income (Loss)	$(1,284,362)	$26,287,958	27,572,320	(105)%

Six months ended June 30, 2022 compared to six months ended June 30, 2021

	Six Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	1,018,204	41,157	977,047	2374%
General and administrative expenses	1,332,419	10,905	1,321,514	12118%
Total operating expenses	2,350,623	52,062	2,298,561	4415%
Loss from operations	(2,350,623)	(52,062)	2,298,561	4415%
Other expense
Other income (expense)		-	-
Interest income (expense)	-	(3,630)	3630	(100)%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	-	(77,314,805)	77,314,805	(100)%

Total other income (expense)	-	(77,318,435)	77,318,435	(100)%

Net loss	$(2,350,623)	$(77,370,497)	$75,019,874	(97)%

Comprehensive Income (Loss)	$(2,350,623)	$(77,370,497)	$75,019,874	(97)%

Revenues

During the six months ended June 30, 2022 and 2021, the Company did not generate any revenues.

Operating Expenses

Total operating expenses for the six months ended June 30, 2022 and 2021 were $2,350,623 and $52,062, respectively, for an aggregate increase of $2,298,561 or 4415%. The aggregate increase is related to an increase in professional fees and general and administrative costs of $2,298,561, which is associated with the stock option compensation for the management team.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2022 and 2021 were $0 and $77,318,435, respectively. The decrease in other expense was primarily related to the conversion of the Series A Preferred shareholders into common shares, which reduced the fair value of the embedded derivative liability to $0 from $77,314,805.

4

Net Loss

As a result of the factors discussed above, net loss for the six months ended June 30, 2022 and 2021 was $2,350,623 and $77,370,497, respectively, for a decrease of $75,019,874 or 97%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2022 and December 31, 2021, respectively.

Working Capital

	June 30, 2022	December 31, 2021	Change	%
Current assets	$376,042	$235,601	$140,441	59%
Current liabilities	$108,284	$144,404	$(36,120)	(25)%
Working capital	$267,758	$91,197	$176,561	197%

Cash Flows

	Six Months Ended
	June 30, 2022
	2022	2021	Change	%
Cash used in operating activities	$(457,885)	$(25,423)	$432,462	1701%
Cash provided by financing activities	$523,000	$65,000	$458,000	705%
Net Change in Cash During Period	$65,115	$39,577	$22,538	57%

As of June 30, 2022, our Company’s cash balance was $297,965 and total assets were $376,042. As of December 31, 2021, our Company’s cash balance was $232,850 and total assets were $235,601.

As of June 30, 2022, our Company had total liabilities of $108,284 compared with total liabilities of $144,404 as of December 31, 2021.

As of June 30, 2022, our Company had working capital of $267,758 compared with working capital of $91,197 as of December 31, 2021. The increase in working capital was primarily attributed to financing activities. .

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 were $457,885 and $25,423 respectively, for an increase in cash used in operating activities of $432,462. The increase in net cash used in operating activities was the result of an increase in professional services and general and administrative expenses.

Cash Flow from Investing Activities

For the six months ended June 30, 2022 and 2021, the Company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2022 and 2021 were $523,000 and $65,000 , respectively. The increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from a private placement offering during this period.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits

The following exhibits are included as part of this report:

INCORPORATED BY REFERENCE
Exhibit	Description	Form	Exhibit	Filing Date

(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(32)	Section 1350 Certifications
*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(101)	Interactive Data Files
*	Inline XBRL Instance Document
*	Inline XBRL Taxonomy Extension Schema Document
*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	Inline XBRL Taxonomy Extension Label Linkbase Document
*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

†	Management Contract or Compensation Plan

* Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDOOR HARVEST CORP.
(Registrant)

Dated: August 15, 2022	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8