Form 10-Q
period 2022-09-30
Indoor Harvest Corp
filed 2022-11-14
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,689,190,084 common shares issued and outstanding as of September 30, 2022.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$191,869	$232,850
Notes receivable, net	100,919	-
Prepaid expenses and other receivable	60,719	2,751
Total Current Assets	353,507	235,601

Prepayment for acquisitions - related party	130,000	-
TOTAL ASSETS	$483,507	$235,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$113,886	$110,502
Salary payable	625	-
Due to related party	-	33,902
Total Current Liabilities	114,511	144,404

Total Liabilities	114,511	144,404

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,689,190,084 and 2,575,909,930 shares issued and outstanding, respectively	2,689,190	2,575,910
Additional paid in capital	24,048,979	21,210,721
Shares to be issued	250,000	-
Accumulated deficit	(26,619,173)	(23,695,434)
Total Stockholders’ Equity	368,996	91,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483,507	$235,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	251,468	130,982	1,269,672	172,139
General and administrative	323,505	4,696,798	1,655,924	4,707,703
Total Operating Expenses	574,973	4,827,780	2,925,596	4,879,842

Loss from operations	(574,973)	(4,827,780)	(2,925,596)	(4,879,842)

Other Income (Expense)
Interest expense	-	(28,090)	-	(31,720)
Interest income	1,857	-	1,857	-
Change in fair value of derivative liability	-	121,194,219	-	43,879,414
Gain on settlement of debt	-	84,464	-	84,464
Total other income	1,857	121,250,593	1,857	43,932,158

Income (loss) before income taxes	(573,116)	116,422,813	(2,923,739)	39,052,316

Provision for income taxes	-	-	-	-

Net income (loss)	$(573,116)	$116,422,813	$(2,923,739)	$39,052,316

Comprehensive income (Loss)	$(573,116)	$116,422,813	$(2,923,739)	$39,052,316

Basic and diluted income (loss) per common share
Basic	$(0.00)	$0.05	$(0.00)	$0.02
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,685,608,144	2,433,482,998	2,636,228,346	2,412,209,228
Diluted	2,685,608,144	2,641,231,449	2,636,228,346	3,055,325,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Nine months Ended September 30, 2022

	Series A Convertible Preferred Stock		Common Stock		Additional	Shares
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	to be Issued	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2021	-	$-	2,575,909,930	$2,575,910	$21,210,721	$-	$(23,695,434)	$91,197

Common stock issued for cash and warrant	-	-	12,500,000	12,500	62,500	-	-	75,000
Stock based compensation	-	-	-	-	975,496	-	-	975,496
Net loss	-	-	-	-	-	-	(1,066,261)	(1,066,261)
Balance - March 31, 2022	-	-	2,588,409,930	2,588,410	22,248,717	-	(24,761,695)	75,432

Common stock issued for cash and warrant	-	-	89,600,000	89,600	358,400	-	-	448,000
Common stock issued for cash -adjusted offering price related to 1st quarter	-	-	2,500,000	2,500	(2,500)	-	-	-
Common stock issued for services	-	-	834,000	834	4,166	-	-	5,000
Stock based compensation	-	-	-	-	1,023,688	-	-	1,023,688
Net loss	-	-	-	-	-	-	(1,284,362)	(1,284,362)
Balance - June 30, 2022	-	-	2,681,343,930	2,681,344	23,632,471	-	(26,046,057)	$267,758

Common stock issued for cash and warrant	-	-	7,846,154	7,846	43,154	-	-	51,000
Stock based compensation	-	-	-	-	373,354	-	-	373,354
Proceeds received shares to be issued	-	-	-	-	-	250,000	-	250,000
Net loss	-	-	-	-	-	-	(573,116)	(573,116)
Balance - September 30, 2022	-	$-	2,689,190,084	$2,689,190	$24,048,979	$250,000	$(26,619,173)	$368,996

For the Nine months Ended September 30, 2021

	Series A Convertible Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock Payable	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2020	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(61,172,660)	$(44,749,440)

Net loss	-	-	-	-	-	-	(103,629,118)	(103,629,118)
Balance - March 31, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$-	$(164,801,778)	$(148,378,558)

Proceeds received shares to be issued	-	-	-	-	-	40,000	-	40,000
Net income	-	-	-	-	-	-	26,258,621	26,258,621
Balance - June 30, 2021	750,000	$7,500	2,401,396,041	$2,401,396	$14,014,324	$40,000	$(138,543,157)	$(122,079,937)

Common stock issued for cash	-	-	82,000,000	82,000	328,000	(40,000)	-	370,000
Stock based compensation	-	-	-	-	4,753,205	-	-	4,753,205
Write off due to related party	-	-	-	-	52	-	-	52
Net income	-	-	-	-	-	-	116,422,813	116,422,813
Balance - September 30, 2021	750,000	$7,500	2,483,396,041	$2,483,396	$19,095,581	$-	$(22,120,344)	$(533,867)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

Cash Flows used in Operating Activities:
Net income (loss)	$(2,923,739)	$39,052,316
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest - notes receivable	(919)	-
Amortization of debt discount	-	14,444
Change in fair value of embedded derivative liability	-	(43,844,950)
Stock based compensation	2,377,538	4,753,205
Gain on settlement of debt	-	(84,464)
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(57,968)	(344)
Accounts payable and accrued expenses	4,009	5,502
Due to related party	(33,902)	(77,492)
Net Cash used in Operating Activities	(634,981)	(181,783)

Cash Flows used in Investing Activities:
Investment in short term notes	(100,000)	-
Prepayments for acquisition - related party	(130,000)	-
Net Cash used in Investing Activities	(230,000)	-

Cash Flows provided by Financing Activities:
Proceeds from convertible notes	-	25,000
Repayments of convertible notes	-	(63,200)
Proceeds from issuance of common stock and warrant	574,000	410,000
Proceeds from stock subscriptions for shares to be issued	250,000	-
Net Cash provided by Financing Activities	824,000	371,800

Net change in cash	(40,981)	190,017
Cash, beginning of period	232,850	1,207
Cash, end of period	$191,869	$191,224

Supplemental Cash Flow Information
Cash paid for interest	$-	$16,800
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$-	$25,000
Write off due to related party	$-	$52

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Indoor Harvest Corp (the “Company” or “Indoor Harvest”) is a Texas corporation formed on November 23, 2011. Our principal executive office was located at 7401 W. Slaughter Lane #5078, Austin, Texas 78739, and such address is used in the interim. We are in the process of establishing new offices.

On August 14, 2019, the Company established a wholly owned subsidiary, IHC Consulting, Inc. (“IHC”), in the State of New York of the United States of America. IHC Consulting will provide consulting and other services to the Company and others on a contracted basis.

The Company incorporates development of proprietary technology, mergers, acquisitions, strategic partnerships, and joint ventures as part of a broad integration strategy. As a platform, Indoor Harvest Corp. cultivates synergistic partnerships within related industries, providing an opportunity to be part of a more significant play, sharing intellectual capital, technology, access to new capital markets, and liquidity for owners.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

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

Recently Adopted Accounting Pronouncements

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

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of September 30, 2022, incurred losses from its operations and did not generate cash from its operation for the past two years and nine months ended September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – NOTES RECEIVABLE

During the three months ended September 30, 2022, the Company granted loans of $100,000 and were issued by debtors the following three secured promissory notes that the Company intends to hold to maturity:

	Principal		Interest	Accrued	September 30.
Issuance date	Amount	Maturity date	Rate	Interest	2022
7/27/2022	$40,000	11/27/2022	8.00%	$568	$40,568
8/10/2022	$20,000	12/10/2022	8.00%	$222	20,222
9/15/2022	$40,000	1/15/2023	8.00%	$129	40,129
					$100,919

The notes are secured by an interest in real property as set forth security agreements between the Company and borrower. During the three-month and nine-month periods ended September 30, 2022, the Company recognized interest income of $919. The Company’s management did not recognize any estimated credit loss for the notes; however, the management closely monitors the liquidity of the debtors for changes in circumstances that may affect the carrying value of these notes. The notes are considered level 3 financial instruments; however, as a result of the short terms to maturity, their amortized costs approximate their fair values.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Accounts payable	$83,746	$78,413
Credit card	11,242	13,191
Accrued expenses	15,715	15,715
Accrued management fee	3,183	3,183
	$113,886	$110,502

NOTE 5 - SHAREHOLDERS’ EQUITY

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

As of September 30, 2022, and December 31, 2021, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2022, the Company issued 12,500,000 shares of common stock at $0.006 per share for cash of $75,000. Upon the change of the share price for the private placement, an additional 2,500,000 common shares were issued during the three months ended June 30, 2022.

During the three months ended June 30, 2022, the Company issued 89,600,000 shares of common stock at $0.005 per share for cash of $448,000. An equal number of Warrants (104,600,000) were issued during this period as part of the private placement with an exercise price of $0.01 and a 5-year expiration.

On August 12, 2022, the Company initiated a private placement offering and entered into subscription agreements with certain accredited investors for the sale of 153,846,154 common shares of the Company’s common stock at $0.0065 per share, and an equal number of Warrants with an exercise price of $0.013 for a total consideration to the Company of $1,000,000. During the three months ended September 30, 2022, the Company issued 7,846,154 shares of common stock at $0.0065 per share for cash of $51,000.

The total shares issued during the nine months ending September 30, 2022 for the private placements was 112,446,154 common shares at $0.005 and $0.0065 per share for total cash of $574,000.

As of September 30, 2022, and December 31, 2021, there were 2,689,190,084 and 2,575,909,930 shares of Common Stock issued and outstanding, respectively.

Shares to be Issued

During the three months ended September 30,2022, in connection to mentioned private placement offering on August 12, 2022, the Company received $250,000 in cash proceeds. As of September 30, 2022, and up to the date of this report, the shares have not been issued. The Shares will be restricted securities and subject to required holding periods under Rule 144.

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

In June 2022, board members Keith Crouch and Michael Blicharski were each granted the option to purchase up to 10 million shares of common stock, for a total of 20 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Nine months ended	Year ended
	September 30, 2022	December 31, 2021
Expected term	5.19 years	5.00 - 5.50 years
Expected average volatility	192%	198 - 203%
Expected dividend yield	-	-
Risk-free interest rate	3.14%	0.67%

During the year ended December 31, 2021, the Company granted 820,000,000 common stock options valued at $8,004,855. During the nine months ended September 30, 2022, the Company recognized stock option expense of $2,377,538, of which $2,372,538 was to related parties, and as of September 30, 2022, $96,380 remains unamortized, of which $96,380 is with related parties. The intrinsic value of the 840,000,000 options outstanding as of September 30, 2022, was $220,000.

The following is a summary of stock option activity during the nine months ended September 30, 2022:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	820,000,000	$0.01	9.60
Granted	20,000,000	0.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2022	840,000,000	$0.01	8.87

Exercisable options, September 30, 2022	825,000,000	$0.01	8.85

Warrants

As part of the February 16, 2022 private placement, the Company granted one warrant to purchase a common share for each common share purchased. The warrants issued have an exercise price of $0.01 per warrant and expire five years from the date of grant. A total of 104,600,000 warrants were granted.

As part of the August 12, 2022 private placement, the Company granted two warrants to purchase a common share for each common share purchased. The warrants issued have an exercise price of $0.013 per warrant and expire five years from the date of grant. A total of 7,846,154 warrants were granted.

Valuation

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Nine months ended
September 30, 2022
Term	5.00 years
Expected average volatility	202 - 203%
Expected dividend yield	-
Risk-free interest rate	1.96% - 3.01%

The following is a summary of warrant activity during the nine months ended September 30, 2022:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, December 31, 2021	-	$-	-
Granted	112,446,154	0.01	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2022	112,446,154	$0.01	4.61

The warrants were valued at $701,477 and settled through additional paid in capital.

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(573,116)	$116,422,813	$(2,923,739)	$39,052,316
Gain on change in fair value of derivatives	-	(121,194,219)	-	(43,879,414)
Interest on convertible debt	-	608	-	1,104
Net loss - diluted	$(573,116)	$(4,770,798)	$(2,923,739)	$(4,825,994)

Denominator:
Weighted average common shares outstanding	2,685,608,144	2,433,482,998	2,636,228,346	2,412,209,228
Effect of dilutive shares	-	207,748,451	-	643,116,261
Diluted	2,685,608,144	2,641,231,449	2,636,228,346	3,055,325,489

Net income (loss) per common share:
Basic	$(0.00)	$0.05	$(0.00)	$0.02
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the three and nine months ended September 30, 2022, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 7- RELATED PARTY TRANSACTIONS

On February 8, 2022, the Company entered an assets acquisition Letter of Intent (“LOI”) with an entity under common control with the Company. During the nine months ended September 30, 2022, in connection with the LOI, the Company paid advance of $130,000 for acquisition of assets.

During the nine months ended September 30, 2022 and 2021, the Company paid consulting fees of $307,000 and $0, communication and technology services of $95,194 and $0, late charge of $508 and $15,980 to an entity under common control of the Company, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recognized stock option expense for related parties of $2,372,538 and $4,753,205, respectively. The stock option-based compensation recognized in additional paid-in-capital.

As of September 30, 2022, and December 31, 2021, the Company was obligated to a related party, for an unsecured, non-interest-bearing demand with balance of $0 and $33,902, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

On March 24, 2022, the Company entered into an agreement with F.E.A. Strategies Group, LLC. as advisory assistance on suitable investment strategies to raise growth capital for the Company. The Company agreed to settle 50% of the advisory fee with 834,000 shares of common stock valued at $5,000. As of September 30, 2022, the company had issued the 834,000 shares of common stock.

NOTE 9- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

On November 1, due to increased interest from certain accredited investors the Company extended the duration of the August private placement offering to December 31, 2022 and increased the maximum funding amount to $1,300,000.

On November 1 and 8, 2022, the Company granted two loans of $25,000 and $20,000, respectively, receiving secured Promissory Notes with an annual interest rate of 8% maturing in 120 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following tables presents our operating results for the three and nine months ended September 30, 2022 compared to September 30, 2021:

Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	251,468	130,982	120,486	92%
General and administrative expenses	323,505	4,696,798	(4,373,293)	(93)%
Total operating expenses	574,973	4,827,780	(4,252,807)	(88)%
Loss from operations	(574,973)	(4,827,780)	4,252,807	(88)%
Other expense
Other income (expense)		-	-
Interest income	1,857	0	1,857	100%
Interest expense	-	(28,090)	28,090	100%
Amortization of debt discount	-
Change in fair value of embedded derivative liability	-	121,194,219	(121,194,219)	(100)%
Gain on settlement of debt	-	84,464	(84,464)	(100)%

Total other income (expense)	(573,116)	121,250,593	(121,823,709)	(100)%

Net income (loss)	$(573,116)	$116,422,813	$(116,995,929)	(100)%

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense
Professional fees	1,269,672	172,139	1,097,533	638%
General and administrative expenses	1,655,924	4,707,703	(3,051,779)	(65)%
Total operating expenses	2,925,596	4,879,842	(1,954,246)	(40)%
Loss from operations	(2,925,596)	(4,879,842)	1,954,246	(40)%
Other expense
Interest income	1,857		1,857	100%
Interest expense	-	(31,720)	31,720	100%
Amortization of debt discount
Change in fair value of embedded derivative liability		43,879,414	(43,879,414)	(100)%
Gain on settlement of debt		84,464	(84,464)	(100)%
Total other income (expense)	1,857	43,932,158	(43,930,301)	(99)%

Net loss	$(2,923,739)	$39,052,316	$(41,976,055)	(107)%

Revenues

During the nine months ended September 30, 2022 and 2021, the Company generated no revenue.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 and 2021 were $2,925,596 and $4,879,842, respectively, for an aggregate decrease of $1,954,246 or 40%. The aggregate decrease was primarily driven by a decrease in general and administrative expenses associated with executive stock options compensation.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2022 and 2021 were $1,857 and $43,932,158, respectively. The decrease in other income is primarily related to the change in the fair value of the embedded derivative liability from $43,879,414 to $0.

4

Net Loss

As a result of the factors discussed above, net income for the nine months ended September 30, 2022 and 2021 was a loss of $2,923,739 compared to a gain of $39,052,316, respectively, for an aggregate decrease of $41,976,055, or 107% related primarily to the elimination of the derivative liability gains.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2022 and December 31, 2021, respectively.

Working Capital

	September 30, 2022	December 31, 2021	Change	%
Current assets	$353,507	$235,601	$117,906	50%
Current liabilities	$114,511	$144,404	$(29,893)	(21)%
Working capital (deficiency)	$238,996	$91,197	$147,799	162%

Cash Flows

	Nine Months Ended
	September 30, 2022
	2022	2021	Change	%
Cash used in operating activities	$(634,981)	$(181,783)	$(453,198)	249%
Cash used in investing activities	$(230,000)	-	(230,000)	100%
Cash provided by financing activities	$824,000	$371,800	$452,200	122%
Net change in cash during period	$(40,981)	$190,017	$(230,998)	(122)%

As of September 30, 2022, our Company’s cash balance was $191,869 and total assets were $483,507. As of December 31, 2021, our Company’s cash balance was $232,850 and total assets were $235,601.

As of September 30, 2022, our Company had total liabilities of $114,511 compared with total liabilities of $144,404 as of December 31, 2021.

As of September 30, 2022, our Company had working capital of $238,996 compared with working capital of $91,197 as of December 31, 2021. The increase in working capital was primarily attributed to proceeds raised from the issuance of common stock and warrants, and shares of common stock to be issued included in financing activities.

Cash Flow used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 were $634,981 and $181,783 respectively, for an increase of $453,198. The increase in net cash used in operating activities is primarily related to payment for consulting and vendor services, payments on accounts payables and accrued liabilities, merger and acquisition related costs, and business development.

Cash Flow used in Investing Activities

For the nine months ended September 30, 2022 and 2021, the Company invested $230,000 and $0 respectively, for an increase of $230,000. The increase in investing activities is related to acquisitions and business development initiatives.

Cash Flow provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 were $824,000 and $371,800, respectively. During the nine months ended September 30, 2022, the increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from private placement offerings.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2022, the Company commenced a private placement offering and entered into subscription agreements with certain accredited investors for the sale of 153,846,154 common shares of the Company’s common stock at $0.0065 per share, and an equal number of Warrants with an exercise price of $0.013 for a total consideration to the Company of $1,000,000. A total of 7,846,154 common shares and warrants were issued and granted, respectively.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: November 14, 2022	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8