Form 10-K
period 2022-12-31
Indoor Harvest Corp
filed 2023-03-31
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 was $32,176,127, based upon the closing price of $ 0.012 of the registrant’s common stock on that date as reported on OTC Markets Group Inc.

As of March 30, 2023, there were 2,800,420,853 shares of registrant’s common stock outstanding.

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

The 2022 business strategy is to position the Company as an integrated consolidation platform for plant-based industry companies focused on hemp, other hemp-related products, CBD, and other plant-based companies with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

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

Although the Company, from 2020 and going forward, intends to focus on plant-based opportunities, hemp businesses, and other ancillary industry companies, changes in the regulatory and legal environment could impact banking, financial, and other business services crucial to the operations of the business.

Nothing herein is a legal opinion or a complete or up to date statement on laws, regulations, or policies, especially given the shifting legal and regulatory landscape.

Changes in Business Operations

2022 was a continuation of our 2020 restructuring, reorganizing, and repositioning of the business. The Company believes it is positioned to start executing its business strategy and leveraging the public company to create shareholder value. The recent long-term commitments of the new management team coupled with a robust business network to support our business initiatives have laid the foundation for the future. We will be working on branding and continuing to build our team in 2022, once we have our new plans funded.

The current business strategy is to position the Company as an integrated consolidation platform for plant-based industry companies focused on hemp, other hemp-related products, CBD, and other plant-based companies with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

On February 14, 2022, the Company announced a non-binding letter of intent with Electrum Partners, LLC (EP) to acquire certain assets of EP for an aggregate payment at closing and of a purchase price that will be mutually agreed by the parties based on an independent valuation of the purchased assets.

On March 1, 2023, the Company announced an Asset Purchase agreement to acquire certain business assets, including the rights to further develop business opportunities in various stages of due diligence from EP.

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

Plan of Expanded Operations

The current business strategy is to position the Company as an integrated consolidation platform for plant-based industry companies focused on hemp, other hemp-related products, CBD, and other plant-based companies with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

Sales and Marketing

We will be working on branding and building our team in 2022, once we have our new plans funded.

Competition and Market Position

The current business strategy is to position the Company as an integrated consolidation platform for plant-based industry companies focused on hemp, other hemp-related products, CBD, and other plant-based companies with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors. This may be done by asset acquisitions, mergers, joint ventures, or other strategic initiatives.

OTC Markets

OTC Markets offer small companies almost comparable benefits of the NYSE or Nasdaq markets, a liquid, secondary trading market, visibility, access to capital, a public market valuation and the ability for small companies to build their brand and reputation across the network, at nearly half the cost of an NYSE listing.

We are positioning to compete with other plant-based and hemp related science and consumer product companies trading on the OTC Markets.

Employees

As of December 31, 2022, we have 2 full-time employees and use a variety of advisors and consultants.

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

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. Our filings are available, at no charge, to the public at http://www.sec.gov. The company’s website is www.indoorharvest.com,

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Our Offices

Our headquarters are pending.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company may be subject to one or more claims or suits but to our best and current knowledge, there are no current suits at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the OTCMarkets under the symbol “INQD”. As of December 31, 2022, there were 2,693,190,084 outstanding shares of common stock and approximately 98 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Common Stock

As of December 31, 2022, there were 2,693,190,084 shares of common stock issued and outstanding.

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

Holders of Common Stock

We have 104 shareholders of record for our common stock, as of December 31, 2022.

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

Warrants

There are 116,446,154 million warrants outstanding as of December 31, 2022.

Options

There are 854 million outstanding options to purchase our securities as of December 31, 2022. These options are held by the current management team, board of directors, and consultants.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Reports on Form 10-Q as follows:

During the year ended December 31, 2021, the Company issued 174,513,889 shares of common stock as follows:

●	16,513,889 shares for conversion of debt of $35,875.

●	60,000,000 shares for conversion of 750,000 Series A Convertible Preferred stock

●	98,000,000 shares in private placement offerings

During the year ended December 31, 2022, the Company issued 117,280,154 shares of common stock as follows:

●	116,446,154 shares of common stock for the private placements at $0.005 and $0.0065 per share for cash of $600,000.

●	834,000 shares for consulting service valued at $5,000.

Private Placement

On February 16, 2022 and March 16, 2022, the Company initiated a private placement offering for the sale of up to 150,000,000 shares of the Company’s common stock, at price of $0.006 per share, for total consideration to the Company of $900,000. On May 12, 2022, the issuance price was updated to $0.005 per share.

On March 24, 2022, the Company entered into an agreement with F.E.A. Strategies Group, LLC. as advisory assistance on suitable investment strategies to raise growth capital for the Company. The Company agreed to settle 50% of the advisory fee with 834,000 shares of restricted common stock valued at $5,000 for services rendered.

On August 1, 2022, the Company initiated a private placement offering for the sale of up to 123,076,923 shares of the Company’s common stock, at price of $0.0065 per share and an equal number of Warrants with an exercise price of $0.013 for total consideration to the Company of $800,000. On August 12, 2022 and November 9, 2022, the number of shares was updated to 153,846,154 (for total consideration to the Company of $1,000,000) and 200,000,000 shares (for total consideration to the Company of $1,300,000) an equal number of Warrants with an exercise price of $0.013, respectively.

As of December 31, 2022, and 2021, there were 2,693,190,084 and 2,575,909,930 shares of Common Stock issued and outstanding, respectively.

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

Overview

The current business strategy continues to be to position the Company as an integrated consolidation platform for plant-based industry companies focused on hemp, other hemp-related products, CBD, and other plant-based businesses with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

The company spent the majority of 2021 reorganizing, restructuring, and repositioning the business. In 2022, those efforts have allowed the company to begin moving forward on its business strategy of developing and acquiring operating businesses, beginning with the letter of intent announced with Electrum Partners, LLC.

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

Raising new capital is critical to the Company going forward and is a primary focus to support the current acquisition and growth strategy.

The current business strategy continues to be to position the Company as an integrated consolidation platform for plant-based industry companies focused on hemp, other hemp-related products, CBD, and other plant-based businesses with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

Our operational expenditures will primarily focus on review of existing assets, vetting potential merger or acquisition targets and related due diligence costs, as well as the necessary costs related to being a fully reporting company with the SEC.

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

On March 1, 2023, the Company announced an Asset Purchase agreement to acquire certain business assets, including intellectual property, goodwill, and the rights to certain business opportunities in various stages of due diligence from EP.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2022 and 2021, which are included herein.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Our operating results for the years ended December 31, 2022 and 2021 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2022	2021	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	0	0
Stock based compensation	0	0
Professional fees	1,567,352	2,397,090	(829,738)	(35)%
General and administrative expenses	1,803,461	3,479,106	(1,675,645)	(48)%
Total operating expenses	3,370,813	5,876,196	(2,505,383)	(43)%
Loss from operations	(3,370,813)	(5,876,196)	2,505,383	(43)%
Other expense
Interest expense		(41,986)	41,986	(100)%
Interest income	7,216		7,216
Change in fair value of embedded derivative liability		43,310,944	(43,310,944)	(100)%
Gain on settlement of debt		84,464	(84,464)	(100)%
Total other income (loss)	7,216	43,353,422	(43,346,206)	(100)%
Net Gain (Loss)	$(3,363,597)	$37,477,226	$(40,840,823)	(109)%

Revenues

During the years ended December 31, 2022 and 2021, the Company generated no revenue.

Operating Expenses

Total operating expenses for the years ended December 31, 2022 and 2021 were $3,370,813 and $5,876,196, respectively, for an aggregate decrease in expenses of $2,505,383 or 43%. The aggregate decrease is primarily related to changes in value on stock options-based compensation for the management team.

Other Expense

Total other income for the year ended December 31, 2022 and 2021 was $7,216, compared to a gain of $43,353,422, respectively, for a decrease of $43,346,206 or 100%. The decrease was primarily related to the change in the fair value of the embedded derivative liability to $0, reflecting the conversion of the Series A Preferred Stock to common shares.

Net Income

As a result of the factors discussed above, net income for the year ended December 31, 2022 was a loss of $3,363,597 as compared to a net gain of $37,477,226 for the year ended December 31, 2021, which reflects a decrease of $40,840,823 or 109% due to the change in fair value of the embedded derivative liability resulting from the conversion of the Series A Preferred Stock to common shares.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2022 and December 31, 2021, respectively.

Working Capital

	December 31,	December 31,
	2022	2021	Change	%
Current assets	$433,904	$235,601	$198,303	84%
Current liabilities	$233,378	$144,404	$88,984	62%
Working capital (deficiency)	$200,526	$91,197	$109,329	120%

Cash Flows

	Year Ended
	December 31,
	2022	2021	Change	%
Cash used in operating activities	$(877,619)	$(340,157)	$(537,462)	158%
Cash used in investing activities	$(305,000)	$-	$(305,000)	305%
Cash provided by financing activities	$1,176,000	$571,800	$604,200	106%
Net Change in Cash During Period	$(6,619)	$231,643	$(238,262)	(103)%

As of December 31, 2022, our Company’s cash balance was $226,231 and total assets were $578,904. As of December 31, 2021, our Company’s cash balance was $232,850 and total assets were $235,601. The increase in total assets was primarily the result of an increase in financing activities.

As of December 31, 2022, our Company had total liabilities of $233,378, compared with total liabilities of $144,404 as at December 31, 2021. The increase in total liabilities was primarily related to accrued expense into fiscal year end.

As of December 31, 2022, our Company had a working capital surplus of $200,526 compared with working capital of $91,197 as of December 31, 2021. The increase in working capital surplus was primarily attributed to an increase in financing activities.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 and 2021 were $877,619 and $340,157, respectively, for an increase of $537,462. The increase in net cash used in operating activities is primarily related to business development activities and operating expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2022 and 2021, the Company utilized $305,000 and $0, respectively, in investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 and 2021 were $1,176,000 and $571,800, respectively, for an increase of $604,200. During the year December 31, 2022, the Company received $1,176,000 through private placements stock subscriptions. During the year December 31, 2021, the Company received $25,000 by issuing a convertible note payable and $610,000 through private placement stock subscriptions.

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

Item 9A – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon such evaluation, Chief Executive Officer (the principal executive officer and principal financial officer) have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework.

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

Based on its evaluation as of December 31, 2022, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the Company’s limited resources, there are limited controls over financial information processing. The Company determined that its internal control over financial reporting was not effective as of December 31, 2022. The basis for the conclusions that such internal control was ineffective included the following considerations:

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth our Officers and Directors as of December 31, 2022 . The Board of Directors elects our Executive Officers annually. Our Directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our Officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our Directors and Executive Officers are as follows:

Name	Position	Age
Leslie Bocskor	Chief Executive and Chief Financial Officer	58
Benjamin Rote	Chief Operating Officer	53
Keith Crouch	Director	47
Michael Blicharski	Director	42

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

Effective August 4, 2021, Board of Directors, voted to formalize employment agreements with Messrs. Bocskor and Rote. Mr. Bocskor will continue to serve in the CEO and CFO roles, while Benjamin Rote will fulfill the role of Chief Operating Officer as the Company focuses on executing its acquisitions and business development strategy.

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

Keith Crouch. Keith Crouch is a CPG Sales and Marketing leader with in-depth expertise in branded and private label product launches, currently managing global brand portfolios of over $1.0B across grocery, mass, drug, c-store, and direct to consumer channels. He has owned, operated and worked with many companies, and has been fortunate enough to enjoy a dynamic award winning sales and management career that has included aiding in the successful growth of a variety of well-known firms and brands that include: Health Valley Foods, Cliff Bar, Kraft Foods, Quaker, Nabisco, Kikkoman, Twining’s Tea, Bigelow Tea, Stubbs BBQ, Frontera Foods, Lotus Foods, Sam Mills, Jose Cuervo, and Branded Entertainment, just to name a few. Mr. Crouch’s experience in CPG makes him an asset to the Board of Directors, which he has served since June 21, 2022.

Michael Blicharski. Michael Blicharski is a serial entrepreneur and financial services professional who has enjoyed acquiring and growing businesses in a variety of industries over a 15-year career including food and beverage distribution and video game development, with additional experience in non-profit advisory and international trade as both consultant and investor in multiple startups and early-stage companies. He has worked in spaces that are quite complementary to the hemp space and understands the vision for products that go from innovative into mainstream markets., which makes him an asset to the Board of Directors. Mr. Blicharski was appointed to the Board of Directors on June 21, 2022.

Leslie Bocskor. Mr. Bocskor has been the Company’s CEO and CFO since his appointment on May 20, 2020. He is also the Chairman and founder of Electrum Partners or “EP.” EP is involved in a variety of related industry ventures and consulting. He is a recognized industry consultant in the legal cannabis area and interacts with mainstream media often being featured, including Forbes, CNBC, The Wall Street Journal, and more. He formed Electrum Partners in 2014 and became the founding Chairman of the Nevada Cannabis Industry Association (NVCIA). He is an active speaker at industry conferences, including the ArcView Group. Leslie began his career at Lehman Brothers and later went on to co-found Mason Cabot, a New York based investment bank focused on emerging technologies and finance. In 2005, he served as Managing Partner with Lennox Hill Partners. Bocskor often advised politicians, industry leaders, and investment firms who seek out his groundbreaking analysis and insight into the cannabis economy.

Benjamin Rote. Mr. Rote is the Chief Investment officer of Electrum Partners (EP). He currently serves as the Chief Operating Officer for the Company as the business focus has evolved for 2022 on executing the acquisition and business development strategy. Mr. Rote has served in this capacity since Aug 4, 2021. He has worked alongside the current CEO, Mr. Bocskor since 2019 supporting EP through his knowledge and expertise in portfolio management, financial modeling, corporate finance, and operations management. He started his professional career on Wall Street in the trading and portfolio management industry as a portfolio manager, and then as a principal and managing partner.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for the Company’s last completed fiscal year of 2022 for all services rendered to the Company.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Chad Sykes,	2021								0
former CEO, Secretary (2)	2020								0
	2019	$48,077	-	-	-	-	-	-	$48,077

Daniel Weadock,	2021	0		$0					$0
Former CEO (4)	2020								0
	2019			$13					$13

Rick Gutshall	2021	0							0
Former interim CEO	2020								0
and Former CFO (3)	2019	0							0

Thomas Cook	2021								0
Former CEO and CFO (5)	2020							5,000	5,000
	2019							$18,750	$18,750

Leslie Bocskor	2022								0
	2021							$37,500	$37,500
CEO/CFO	2020								0

Benjamin Rote	2022								0
	2021								0
COO	2020								0

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of the common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	Chad Sykes, Founder, resigned as CEO, Secretary on January 2, 2017 and was appointed Chief Innovation Officer. On August 9, 2017, Mr. Sykes resigned from his position as Chief Innovation Officer. In March, 2019, Mr. Sykes resigned from his executive officer positions with the Company.

(3)	Mr. Gutshall served as the Company’s Chief Financial Officer from August 2017 to December 2017, and as the Company’s Interim Chief Executive Officer from August 2017 to February 20, 2018. On February 20, 2018, Mr. Rick Gutshall resigned as Interim Chief Executive Officer of the Company. Mr. Gutshall was not compensated in any way by the Company relating to his services as the Company’s Interim Chief Executive Officer or as the Company’s Chief Financial Officer in 2017. Mr. Gutshall did receive 758,401 shares of the Company’s common stock in connection with the Alamo Merger, however, such share issuance was not in any way connected or related to Mr. Gutshall’s previous officer positions with the Company nor his position as a director of the Company.

(4)	Dan Weadock, former CEO, transitioned into an advisor and consulting role beginning on May 15, 2019. Mr. Weadock is no longer an advisor to the Company
(5)	Thomas Cook, former CEO and CFO, resigned in May 2020, being replaced by the appointment of Leslie Bocskor, the current CEO and CFO.

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

Outstanding Equity Awards at December 31, 2022

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

Director Compensation

During the year ended December 31, 2021, board members, consisting of Directors Rick Gutshall and Lang Coleman, received 5 million stock options each at a price of $0.01 vesting immediately.

During the year ended December 31, 2022, board members Keith Crouch and Michael Blicharski were each granted the option to purchase up to 10 million shares of common stock, for a total of 20 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table illustrates the year-end potential fully diluted shares as of December 31, 2022 and 2021.

For the year ended December 31, 2022 and 2021, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended
	December 31,
	2022	2021
	(shares)	(shares)

Series A Preferred Stock	0	0
Convertible notes	0	0
Stock Options	854,000,000	820,000,000
Warrants	116,446,154	0
	970,446,154	820,000,000

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

1. The percentages are based on the total issued common stock as of December 31, 2022 of 2,693,190,084.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 4, 2021, Leslie Bocskor was appointed Chief Executive Officer. Mr. Bocskor held the position of CEO since May 20, 2020, but did not have a formal employment agreement with the Company. Pursuant to the terms of Mr. Bocskor’s employment agreement (the “Bocskor Agreement”), Mr. Bocskor receives an annual base salary of $240,000, subject to review and adjustment by the Company in its sole discretion. In connection with the Bocskor Agreement, Mr. Bocskor was also granted an option to purchase 300,000,000 shares of the Company’s common stock pursuant to a Stock Option Agreement attached as Exhibit B to the Bocskor Agreement. Mr. Bocskor served and continues to serve as Executive Chairman of Electrum Partners.

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

On August 4, 2021, Benjamin Rote was appointed Chief Investment Officer of the Company. (the “Rote Agreement”). Mr. Rote entered into an executive employment agreement with the Company (the “Rote Agreement”). Pursuant to the Rote Agreement, Mr. Rote was to receive an annual base salary of $180,000 subject to review and adjustment by the Company in its sole discretion. In connection with the agreement, Mr. Rote was also granted an option to purchase 200,000,000 shares of the Company’s common stock pursuant to a Stock Option Agreement attached as Exhibit B to the Rote Agreement. In February of 2022, Mr. Rote was appointed to the role of Chief Operating Officer, as the focus of the company shifted toward executing its business strategy.

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

Item 14. Principal Accountant Fees and Services.

WWC, Professional Corporation, was our independent auditor for the year ended December 31, 2022.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for the fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$17,500	$17,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$17,500	$17,500

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2023	INDOOR HARVEST CORP

	By:	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Keith Crouch	Director	March 31, 2023
Keith Crouch

/s/ Michael Blicharski	Director	March 31, 2023
Michael Blicharski

INDOOR HARVEST CORP

Consolidated Financial Statements

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Indoor Harvest Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indoor Harvest Corp and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2021, the Company had incurred substantial losses, and had an accumulated deficit and had net cash outflows in operating activities which gave rise to substantial doubt regarding the Company’s ability to continue as a going concern. As of December 31, 2022, the Company’s had a positive net working capital position indicating an improvement in the Company’s financial position as the result of funds raised in the issuance of common stock and warrants for cash proceeds during the year ended December 31, 2022; however, as discussed in Note 2 to the financial statements, during the year ended December 31, 2022, the Company continued to incur substantial losses and net cash outflows in operating activities; accordingly, the substantial doubt regarding the Company’s ability to continue as going concern was not alleviated and still exists; however, management is closely monitoring the situation; its plan to address this substantial doubt in set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as the Company’s auditor since November 26, 2019

San Mateo, California

March 31, 2023

INDOOR HARVEST CORP

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current Assets:
Cash	$226,231	$232,850
Notes receivable, net	163,588
Prepaid expenses and other receivable	44,085	2,751
Total Current Assets	433,904	235,601

Prepayment for acquisition-related party	145,000	-
TOTAL ASSETS	$578,904	$235,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$233,378	$144,404
Total Current Liabilities	233,378	144,404

Total Liabilities	233,378	144,404

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 and 750,000 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,693,190,084 and 2,575,909,930 shares issued and outstanding, respectively	2,693,190	2,575,910
Additional paid in capital	24,135,367	21,210,721
Shares to be issued	576,000	-
Accumulated deficit	(27,059,031)	(23,695,434)
Total Stockholders’ Equity	345,526	91,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,904	$235,601

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended
	December 31,
	2022	2021

Revenue	$-	$-

Operating Expenses
Professional fees	1,567,352	2,397,090
General and administrative	1,803,461	3,479,106
Total Operating Expenses	3,370,813	5,876,196

Loss from operations	(3,370,813)	(5,876,196)

Other Income (Expense)
Interest expense	-	(41,986)
Interest income	7,216	-
Change in fair value of derivative liability	-	43,310,944
Gain on settlement of debt	-	84,464
Total other income	7,216	43,353,422

(Loss) income before income taxes	(3,363,597)	37,477,226

Provision for income taxes	-	-

Net (loss) income	$(3,363,597)	$37,477,226

Total comprehensive (loss) income	$(3,363,597)	$37,477,226

Basic and diluted (loss) income per common share
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,649,851,579	2,445,150,836
Diluted	2,649,851,579	2,541,073,447

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Convertible							Total
	Preferred Stock			Common Stock		Additional		Stockholders’
	Number of Shares	Amount		Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - December 31, 2020	750,000		$7,500	2,401,396,041	$2,401,396	$14,014,324	$(61,172,660)	$(44,749,440)

Conversion Series A Preferred Stock	(750,000)		(7,500)	60,000,000	60,000	(52,500)		-
Common stock issued for cash	-		-	98,000,000	98,000	512,000	-	610,000
Common stock issued for services	-		-	834,000	834	-	-	-
Stock based compensation						5,728,701		5,728,701
Convertible debt converted into common stock	-		-	16,513,889	116,514	19,361	-	35,875
Derivative liability	-		-	-	-	988,783	-	988,783
Write off due to related party	-		-	-	-	52	-	52
Net gain	-		-	-	-	-	37,477,226	37,477,226
Balance - December 31, 2021		$		2,575,909,930	$2,575,910	$21,210,721	$(23,695,434)	$91,197

Conversion Series A Preferred Stock								-
Common stock issued for cash & warrant	-		-	116,446,154	116,446	483,552	-	600,000
Stock based compensation	-		-	-	-	2,436,926	-	2,436,926
Common stock issued for services	-		-	834,000	834	4,166	-	5,000
Derivative liability	-		-	-	-		-
Proceeds received shares to be issued	-		-	-	-	-	-	576,000
Net loss	-		-	-	-	-	(3,363,597)	(3,363,597)
Balance - December 31, 2022	-		$-	2,693,190,084	$2,693,190	$24,135,367	$(27,059,031)	$345,526

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(3,363,597)	$37,477,226
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	-
Amortization of debt discount		25,000
Change in fair value of embedded derivative liability	-	(43,310,944)
Stock based compensation	2,441,926	5,728,701
Gain on settlement of debt		(84,464)
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(37,706)	(875)
Accounts payable and accrued expenses	122,876	(97,309)
Due to related party	(33,902)	(77,492)
Net Cash used in Operating Activities	(877,619)	(340,157)

Cash Flows used in Investing Activities:
Investment in short term notes	(160,000)	-
Prepayments for acquisition - related party	(145,000)	-
Net Cash used in Investing Activities	(305,000)	-
Cash Flows from Financing Activities:
Repayments of note payable	-
Proceeds from convertible notes	-	25,000
Repayments of convertible notes	-	(63,200)
Proceeds from stock subscriptions to be issued	576,000	-
Proceeds from issuance of common stock	600,000	610,000
Net Cash provided by Financing Activities	1,176,000	571,800

Net change in cash	(6,619)	231,643
Cash, beginning of period	232,850	1,207
Cash, end of period	$226,331	$232,850

Supplemental Cash Flow Information
Cash paid for interest	$-	$11,813
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Derivative liability recognized as debt discount	$-	$25,000
Conversion of series A preferred stock into common shares	$-	$7,500
Conversion of convertible note into common shares	$-	$35,875
Derivative liability reclassified to paid-in capital	$-	$988,783
Write off due to related party	$-	$52

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

(Loss) Income per Share

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

For the years ended December 31, 2022 and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended December 31,
	2022	2021
	(shares)	(shares)

Warrants	116,446,154	0
Stock option	854,000,000	820,000,000
	970,446,154	820,000,000

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

The following table summarizes fair value measurements by level at December 31, 2022 and 2021, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Notes receivables, net	$-	$-	$163,588	$163,588

Liabilities
None	$-	$-	$-	$-

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
None	$-	$-	$-	$-

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2022 and 2021, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net cash used in operations of $877,619 and has an accumulated deficit of $27,059,031, for the year ended December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – NOTES RECEIVABLE

During the year ended December 31, 2022, the Company granted loans of $160,000 and were issued by debtors the following six secured promissory notes that the Company intends to hold to maturity:

	Principal		Interest	Original	December 31.
Issuance date	Amount	Maturity date	Rate	Issue Discount	2022
7/27/2022	$40,000	5/27/2023	8%	$1,378	$41,378
8/10/2022	$20,000	6/10/2023	8%	$628	20,628
9/15/2022	$40,000	1/15/2023	8%	$937	40,937
11/1/2022	$25,000	3/1/2023	8%	$333	25,333
11/8/2022	$20,000	3/8/2023	8%	$236	20,236
12/8/2022	$15,000	4/8/2023	8%	$76	15,076
					$163,588

The notes are secured by an interest in real property as set forth security agreements between the Company and borrower. During the year ended December 31, 2022, the Company recognized interest income of $7,216. The Company’s management did not recognize any estimated credit loss for the notes; however, the management closely monitors the liquidity of the debtors for changes in circumstances that may affect the carrying value of these notes. The notes are considered level 3 financial instruments; however, as a result of the short terms to maturity, their amortized costs approximate their fair values.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2022 and 2020 are as follows:

	December 31, 2022	December 31, 2021
Accounts payable	$139,603	$112,315
Credit card	7,877	13,191
Accrued expenses	82,715	15,715
Accrued management fee	3,183	3,183
	$233,378	$144,404

NOTE 5 - RELATED PARTY TRANSACTIONS

Management

On October 1, 2021, the Company converted the outstanding convertible promissory note of $10,000 issued on September 28, 2020 to entity under common control with the Company into 5,125,000 restricted shares of common stock.

During the year ended December 31, 2021 the Company wrote off $52 due to related party and recognized it as additional paid-in-capital.

On February 8, 2022, the Company entered an assets acquisition Letter of Intent (“LOI”) with an entity under common control with the Company. During the year ended December 31, 2022, in connection with the LOI, the Company paid advance of $145,000 for acquisition of assets.

During the year ended December 31, 2022 and 2021, the Company paid consulting fees of $464,500 and $0, communication and technology services of $138,694 and $0, late charge of $508 and $18,955 to an entity under common control of the Company, respectively.

As of December 31, 2022, and 2021, the Company was obligated to a related party, for an unsecured, non-interest-bearing demand with balance of $0 and $33,902, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

As of December 31, 2022 and 2021, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 26, 2021, the Company entered into subscription agreements with certain accredited investors for the sale of 82,000,000 shares of the Company’s common stock, par value of $0.001 per share, for a total consideration to the Company of $410,000.

During the year ended December 31, 2021, the Company issued 174,513,889 shares of common stock as follows:

●	60,000,000 shares for conversion of 750,000 shares of Series A Convertible Preferred Stock
●	98,000,000 shares for cash of $610,000
●	16,513,889 shares for conversion of debt of $35,875

During the year ended December 31, 2022, the Company issued 117,280,154 shares of common stock as follows:

●	116,446,154 shares of common stock for the private placements at $0.005 and $0.0065 per share for cash of $600,000.
●	834,000 shares for consulting service valued at $5,000.

Private Placement

On February 16, 2022 and March 16, 2022, the Company initiated a private placement offering for the sale of up to 150,000,000 shares of the Company’s common stock, at price of $0.006 per share, for total consideration to the Company of $900,000. On May 12, 2022, the issuance price was updated to $0.005 per share.

On August 1, 2022, the Company initiated a private placement offering for the sale of up to 123,076,923 shares of the Company’s common stock, at price of $0.0065 per share and an equal number of Warrants with an exercise price of $0.013 for total consideration to the Company of $800,000. On August 12, 2022 and November 9, 2022, the number shares was increased to 153,846,154 (for total consideration to the Company of $1,000,000) and 200,000,000 shares (for total consideration to the Company of $1,300,000) an equal number of Warrants with an exercise price of $0.013, respectively.

As of December 31, 2022, and 2021, there were 2,693,190,084 and 2,575,909,930 shares of Common Stock issued and outstanding, respectively.

Shares to be Issued

During the year ended December 31, 2022, in connection to mentioned private placements offering in August and November 2022, the Company received $576,000 in cash proceeds. During February 2023, the Company issued restricted common shares and warrants pursuant to the closing of the August 2022 Offering totaling 89,230,769 million restricted common shares and 190,323,692 million warrants. The Shares will be restricted securities and subject to required holding periods under Rule 144.

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

During the year ended December 31, 2022, board members Keith Crouch and Michael Blicharski were each granted the option to purchase up to 10 million shares of common stock, for a total of 20 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Expected term	2.66 - 5.50 years	5.00 - 5.50 years
Expected average volatility	188 - 203%	198 - 203%
Expected dividend yield	-	-
Risk-free interest rate	0.67 - 3.79%	0.67%

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

During the year ended December 31, 2022, board members Keith Crouch and Michael Blicharski were each granted the option to purchase up to 10 million shares of common stock, for a total of 20 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

On December 20, 2022, the Company entered into a consulting agreement for general business strategy for the period of one year and a stock option agreement for compensation of services which were granted the option to purchase up to 14 million shares of common stock, at a price of $0.01 per share of common stock. Such options will vest quarterly on March 30,2023, June 30,2023 and balance on December 20,2022, with the first quarter vesting upon the grant date.

During the year ended December 31, 2022, the Company recognized stock option expense of $2,436,926, of which $2,420,730 was to related parties, and as of December 31, 2022, $96,777 remains unamortized, of which $48,188 is with related parties. The intrinsic value of the 854,000,000 options outstanding as of December 31, 2022, was $0

The following is a summary of stock option activity during the year ended December 31, 2022:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2020	-	$-	-
Granted	820,000,000	0.012	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2021	820,000,000	$0.012	9.60
Granted	34,000,000	0.010	7.95
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2022	854,000,000	$0.012	8.56

Exercisable options, December 31, 2022	838,500,000	$0.012	8.60

Warrants

As part of the February 16, 2022 private placement, the Company granted warrants, which provides the option to purchase one common share for each common share purchased. The warrants issued have an exercise price of $0.01 per warrant and expire five years from the date of grant. A total of 104,600,000 warrants were granted.

As part of the August 12, 2022 private placement, the Company granted warrants, which provides the option to purchase one common share for each common share purchased. The warrants issued have an exercise price of $0.013 per warrant and expire five years from the date of grant. A total of 11,846,154 warrants were granted.

The following is a summary of warrant activity during the year ended December 31, 2022:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, December 31, 2021	-	$-	-
Granted	116,446,154	0.01	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2022	116,446,154	$0.01	4.38

The intrinsic value of the warrant outstanding as of December 31, 2022 is $0.

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

The components of deferred income tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021

Deferred tax assets
Net operating losses	$3,608,093	$2,901,738
Deferred tax liabilities
Accelerated tax depreciation	-	-
Net deferred tax assets	3,608,093	2,901,738

Less: Valuation allowance	(3,608,093)	(2,901,738)
Net	$-	$-

At December 31, 2022 and 2021, the Company has provided a full valuation allowance for the deferred tax assets.

At December 31, 2022, the Company had $17,181,395 of net operating losses (“NOLs”). NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.The Company experienced a change in control for tax purposes in 2017 as a result of the merger with Alamo CBD. Accordingly, the future utilization of NOLs will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

NOTE 8 - NET (LOSS) INCOME PER COMMON SHARE

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

	Years Ended December 31,
	2022	2021
Numerator:
Net (loss) income	$(3,363,597)	$37,477,226
Gain on change in fair value of derivatives	-	(43,310,944)
Net loss - diluted	$(3,363,597)	$(5,833,718)

Denominator:
Weighted average common shares outstanding	2,649,851,579	2,445,150,836
Effect of dilutive shares	-	95,922,612
Diluted	2,649,851,579	2,541,073,448

Net (loss) income per common share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$(0.00)

For the year ended December 31, 2022, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 9 - SUBSEQUENT EVENTS

The Company has assessed all events from December 31, 2022, up through March 31, 2023, which is the date that these consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements other than events detailed below.

On January 25, 2023, the Company amended the August 2022 Offering to increase the maximum number of Stock and Warrants issued to 200 million restricted common shares and 400 million of warrants, increased warrant issuance ratio from 1:1 to 2:1 and will extend the duration of the Offering to January 31, 2023.

During January 2023, pursuant to the August 2022 Offering, the Company received $30,000 and $26,000 cash from two investors.

During February 2023, the Company issued restricted common shares and warrants pursuant to the closing of the August 2022 Offering totaling 89,230,769 million restricted common shares and 190,323,692 warrants.

During March 2023, the Company issued 10,000,000 restricted common shares and 20,000,000 warrants pursuant to the closing of a $65,000 private placement.

In February of 2023, the Company entered into a private placement agreement with an accredited investor for $1,625,000. Upon closing the placement, the Company will issue 250,000,000 restricted common shares and 500,000,000 warrants.

During January and February 2023, the Company granted three loans of $27,500, $50,000, and $65,000, respectively, receiving secured Promissory Notes with annual interest of 8% maturing in 180 days.

