Form 10-Q
period 2023-03-31
Indoor Harvest Corp
filed 2023-05-22
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,831,670,853 common shares issued and outstanding as of May 11, 2023.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$7,758	$226,231
Notes receivable, net	310,964	163,588
Prepaid expenses and other receivable	30,658	44,085
Total Current Assets	349,380	433,904

Prepayment for acquisition-related party	145,000	145,000
TOTAL ASSETS	$494,380	$578,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$270,197	$233,378
Due to related party	67,000	-
Total Current Liabilities	337,197	233,378

Total Liabilities	337,197	233,378

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,800,420,853 and 2,693,190,084 shares issued and outstanding, respectively	2,800,421	2,693,190
Additional paid in capital	24,789,520	24,135,367
Shares to be issued	-	576,000
Accumulated deficit	(27,432,758)	(27,059,031)
Total Stockholders’ Equity	157,183	345,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$494,380	$578,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$-	$-

Operating Expenses
Professional fees	306,509	433,630
General and administrative	77,039	632,631
Total Operating Expenses	383,548	1,066,261

Loss from operations	(383,548)	(1,066,261)

Other Income (Expense)
Interest income	9,821	-
Total other income	9,821	-

Loss before income taxes	(373,727)	(1,066,261)

Provision for income taxes	-	-

Net loss	$(373,727)	$(1,066,261)

Comprehensive loss	$(373,727)	$(1,066,261)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,759,485,810	2,578,826,597
Diluted	2,759,485,810	2,578,826,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three months Ended March 31, 2023

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2022	-	$-	2,693,190,084	$2,693,190	$24,135,367	$576,000	$(27,059,031)	$345,526

Common stock and warrants issued	-	-	107,230,769	107,231	589,769	(576,000)	-	121,000
Stock based compensation	-	-	-	-	64,384	-	-	64,384
Net loss	-	-	-	-	-	-	(373,727)	(373,727)
Balance - March 31, 2023	-	$-	2,800,420,853	$2,800,421	$24,789,520	$-	$(27,432,758)	$157,183

For the Three months Ended March 31, 2022

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2021	-	$-	2,575,909,930	$2,575,910	$21,210,721	$(23,695,434)	$91,197

Common stock issued for cash	-	-	12,500,000	12,500	62,500	-	75,000
Stock based compensation	-	-	-	-	975,496	-	975,496
Net loss	-	-	-	-	-	(1,066,261)	(1,066,261)
Balance - March 31, 2022	-	$-	2,588,409,930	$2,588,410	$22,248,717	$(24,761,695)	$75,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(373,727)	$(1,066,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest - notes receivable	(4,945)	-
Amortization debt discount - notes receivable	(4,876)	-
Stock based compensation	64,384	975,496
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	18,372	(7,291)
Accounts payable and accrued expenses	36,819	16,583
Due to related party	67,000	(33,901)
Net Cash used in Operating Activities	(196,973)	(115,374)

Cash Flows from Investing Activities:
Investment in short term notes	(142,500)	-
Net Cash used in Investing Activities	(142,500)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants	121,000	75,000
Net Cash provided by Financing Activities	121,000	75,000

Net change in cash	(218,473)	(40,374)
Cash, beginning of period	226,231	232,850
Cash, end of period	$7,758	$192,476

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common stock and warrants issued from shares to be issued	$576,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, as not all disclosures required by generally accepted accounting principles for annual financial statements may be presented.

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

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive.

The dilutive effect of warrants and stock options subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the three months ended March 31, 2023, and 2022, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three Months Ended
	March 31,
	2023	2022
	(shares)	(shares)
Warrants	342,753,846	-
Stock options	854,000,000	820,000,000
	1,196,753,846	820,000,000

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

The following table summarizes fair value measurements by level at March 31, 2023 and December 31, 2022, measured at fair value on a recurring basis:

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Notes receivables, net	$-	$-	$310,964	$310,964

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Notes receivables, net	$-	$-	$163,588	$163,588

Recent Issued Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2023, incurred losses from its operations and did not generate cash from its operation for the past two years and three months ended March 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – NOTES RECEIVABLE

During the three months ended March 31, 2023, the Company granted loans of $142,500. As March 31, 2023 and December 31, 2022, the following secured promissory notes the Company utilized in the Membership Interest and Stock Purchase Agreement dated April 28, 2023 (see Note 7 – Subsequent Events):

	Principal	Maturity	Amended Maturity	Interest	Original Issue	March 31.	December 31.
Issuance date	Amount	Date	date	Rate	Discount	2023	2022
7/27/2022	$40,000	5/27/2023	10/27/2023	8%	$4,001	$44,001	$42,668
8/10/2022	$20,000	6/10/2023	10/10/2023	8%	$1,867	21,867	21,334
9/15/2022	$40,000	1/15/2023	10/15/2023	8%	$3,467	43,467	41,068
11/1/2022	$25,000	3/1/2023	10/1/2023	8%	$1,835	26,835	25,667
11/8/2022	$20,000	3/8/2023	10/8/2023	8%	$1,468	21,468	20,534
12/8/2022	$15,000	4/8/2023	10/8/2023	8%	$1,001	16,001	15,401
1/5/2023	$27,500	7/5/2023	10/5/2023	8%	$1,650	29,150	-
1/20/2023	$50,000	7/20/2023	10/20/2023	8%	$3,000	53,000	-
2/28/2023	$65,000	9/28/2023	-	8%	$3,036	68,036	-
Total notes receivable						$323,825	$166,672
Less: unearned OID						(12,861)	(3,084)
Current-portion						(310,964)	(163,588)
Long-term portion						$-	$-

The notes are secured by an interest in real property as set nine security agreements between the Company and borrower. During the three months ended March 31, 2023, the Company recognized interest income of $9,821. The Company’s management did not recognize any estimated credit loss for the notes; however, the management closely monitors the liquidity of the debtors for changes in circumstances that may affect the carrying value of these notes. The notes are considered level 3 financial instruments; however, as a result of the short terms to maturity, their amortized costs approximate their fair values.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on March 31, 2023, and December 31, 2022, are as follows:

	March 31,	December 31,
	2023	2022
Accounts payable	$176,393	$139,603
Credit card	6,901	7,877
Accrued expenses	86,903	82,715
Accrued management fee	-	3,183
	$270,197	$233,378

NOTE 5 - STOCKHOLDERS’ EQUITY

Common stock

On August 1, 2022, the Company initiated a private placement offering for the sale of up to 123,076,923 shares of the Company’s common stock, at price of $0.0065 per share and an equal number of Warrants with an exercise price of $0.013 for total consideration to the Company of $800,000. On August 12, 2022, and November 9, 2022, the number shares was increased to 153,846,154 (for total consideration to the Company of $1,000,000) and 200,000,000 shares (for total consideration to the Company of $1,300,000) an equal number of Warrants with an exercise price of $0.013, respectively. On January1, 2023, the number of Warrants increased by one share for two Warrants.

During the three months ended March 31, 2022, the Company issued 12,500,000 shares of common stock at $0.006 per share for cash of $75,000. Upon the change of the share price for the private placement, an additional 2,500,000 common shares were issued during the three months ended June 30, 2022.

During the three months ended March 31, 2023, the Company issued 107,230,769 shares of common stock for private placements at $0.0065 per share for proceeds of $697,000.

As of March 31, 2023, and December 31, 2022, there were 2,800,420,853 and 2,693,190,084 shares of Common Stock issued and outstanding, respectively.

Shares to be issued

During the year ended December 31, 2022, in connection with the mentioned private placement offering on August 12, 2022, the Company received $576,000 in cash proceeds. During the three months ended March 31, 2023, the Company issued restricted common shares and warrants pursuant to the closing of the August 2022 Offering totaling 88,615,385 restricted common shares and 177,230,770 warrants.

Additional paid in capital

Stock Options

During the three months ended March 31, 2023, the Company recognized stock option expense of $64,384, of which $48,188 was to related parties, and as of March 31, 2023, $32,393 remains unamortized, of which $0 is with related parties. The intrinsic value of the 854,000,000 options outstanding as of March 31, 2023, was $0.

The following is a summary of stock option activity during the three months ended March 31, 2023:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2022	854,000,000	$0.012	8.56
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2023	854,000,000	$0.012	8.35
Exercisable options, March 31, 2023	847,000,000	$0.012	8.35

Warrants

As part of an August 12, 2022 private placement and amendment dated January 1, 2023, the Company granted warrants to purchase a common share for each common share purchased. The warrants issued have an exercise price of $0.013 per warrant and expire five years from the date of grant. During the three months ended March 31, 2023, the Company granted 226,307,692 warrants, respectively.

Valuation

The Company determined the warrants to be an equity instrument, to be valued as a level 3 fair value financial instrument valued on a non-recurring basis and utilized the Black-Scholes valuation model. The Company utilized the following assumptions:

Three Months ended
March 31,
2023
Term	5.00 years
Expected average volatility	188% - 190%
Expected dividend yield	-
Risk-free interest rate	3.63% - 4.22%

The following is a summary of warrant activity during the three months ended March 31, 2023:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, December 31, 2022	116,446,154	$0.010	4.38
Granted	226,307,692	0.013	5.00
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2023
	342,753,846	$0.013	4.85

The intrinsic value of the warrant outstanding as of March 31, 2023, is $0.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023, and 2022, the Company paid consulting fees of $157,500 and $31,500, communication and technology services of $43,500 and $22,194, late charge of $0 and $508 to an entity under common control of the Company, respectively.

During the three months ended March 31, 2023, and 2022, the Company recognized stock option expense for related parties of $48,188 and $975,496, respectively. The stock option-based compensation recognized in additional paid-in-capital.

As of March 31, 2023, and December 31, 2022, the Company was obligated to a related party, for an unsecured, non-interest-bearing demand with balance of $67,000 and $0, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On April 28, 2023, The Company entered into a Membership Interest and Stock Purchase Agreement with an individual (Seller) to buy 100% of the issued and outstanding Membership Interests of the Opportunity Development Group, LLC and its subsidiary (369 Hemp, Inc. a Nevada corporation). The Agreement provides that, subject to the terms and conditions set forth therein, the Company will indirectly, wholly-own the subsidiary by acquiring minor’s Membership Interest in the subsidiary and Seller’s Membership Interests.

Under the terms of the Agreement, the aggregate purchase price of $1,675,000 consists of the following consideration: (i) a cash consideration payment at closing consisting of eight hundred thousand dollars ($800,000) to each of Seller and minor shareholder in accordance with their Pro Rata Portion, less the $313,089 due and owing to the Company in connection with certain nine separate promissory notes issued by Opportunity Development Group, LLC to the Company between July 27, 2022 and February 28, 2023, and (ii) a stock consideration payment at closing consisting of one hundred twenty-five million shares (125,000,000) of Indoor Harvest’s common stock, $0.001 par value per share.

369 Hemp, Inc. is a company engaged in the business of manufacturing and distributing hemp cigarettes. Key commercial customers include Green Hemp Co., VGO Market, Xtreme Wholesale and other regional wholesalers, 369 Hemp Inc. has 8 employees and was founded in early 2019 and is based in Mocksville, North Carolina.

On April 30, 2023, Indoor Harvest Corp. (“Indoor Harvest”) entered into a Membership Interest and Stock Purchase Agreement with Metabiogenix USA, LLC, a Texas limited liability company (the “Company”), Metabiogenics, Ltd., S.A. de C.V. and other individual members of the Company, (each a “Seller” and collectively the “Sellers”), and Sellers owns all of the issued and outstanding membership interests (the “Membership Interests”) of the Company. The Agreement provides that, subject to the terms and conditions set forth therein, Indoor Harvest will acquire a sixty percent (60%) controlling interest in the Company by acquiring a portion of Sellers’ Membership Interests in the Company.

Under the terms of the Agreement, the aggregate purchase price of $2,500,000 consists of the following consideration: (i) a cash consideration payment of four hundred thousand dollars ($400,000) to each Seller in accordance with their Pro Rata Portion, less one hundred thousand dollars ($100,000) previously paid to Sellers, with fifty thousand dollars ($50,000) to paid at closing, and the remaining cash consideration of two hundred fifty thousand ($250,000) to be paid to Sellers in accordance with the Pro Rata Portion in five monthly installments with the first installment to be paid on or before June 1, 2023 and each remaining monthly installment to be paid on the first day of each following month until all funds are paid in full; and (ii) a stock consideration payment at closing consisting of three hundred million shares (300,000,000) of Indoor Harvest’s common stock, $0.001 par value per share. In addition, the Sellers are entitled to bonus consideration, in the form of warrants to purchase an aggregate of 150,000,000 shares of Common Stock, upon the Company achieving certain revenue related milestones as set forth in the Agreement.

Metabiogenix USA, LLC, is the officially licensed distributor of Metabiox® across the Western Hemisphere (North, South, and Central America), and Spain. Metabiox® was developed by the Japanese Medical Institute and is produced in Japan.

On April 12,2023, the Company’s board of directors approved to issue a convertible note of $312,500 with 20% discount, at rate of 6% per annum and maturity date shall be ninety days after issuance of note (April 12, 2023). The Company’s board of directors also deems it in the best interest of the Company to issue to investor 31,250,000 shares of common stock and a warrant for 31,250,000 shares of common stock with exercise price of $0.01 per share subject to adjustment and for term of five years. Pursuant to the agreement, the Company obtained $180,500 in cash after distribution attorney and brokers fees.

On April 30, 2023, pursuant to private placement dated January 01, 2023, the Company entered into a subscription agreement with an individual investor for issuance of 10,000,000 shares of common stock at $0.0065 per share and a warrant for 20,000,000 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following tables presents our operating results for the three months ended March 31, 2023 compared to March 31, 2022:

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months Ended
	March 31,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense	-	-
Professional fees	306,509	433,630	(127,121)	(29)%
General and administrative expenses	77,039	632,631	(555,592)	(89)%
Total operating expenses	383,548	1,066,261	(682,713)	(64)%
Loss from operations	(383,548)	(1,066,261)	682,713	64%
Other expense
Other income (expense)		-	-
Interest income	9,821	-	9,821	100%
Interest expense	-	-	-	-
Total other income (expense)	9,821	-	9,821	100%

Net income (loss)	$(373,727)	$(1,066,261)	$672,892	64%

Revenues

During the three months ended March 31, 2023 and 2022, the Company generated no revenue.

Operating Expenses

Total operating expenses for the three months ended March 31, 2023 and 2022 were $383,548 and $1,066,261, respectively, for an aggregate decrease of $682,713 or 64%. The aggregate decrease was primarily driven by a decrease in general and administrative expenses associated with executive stock options compensation.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2023 and 2022 were $9,821 and $0, respectively. The increase in other income is primarily related to Interest Income on the Notes Receivable.

4

Net Loss

As a result of the factors discussed above, net income for the three months ended March 31, 2023 and 2022 was a loss of $373,727 and $1,066,261, respectively, for an aggregate decrease of $672,892, or 64% primarily driven by a decrease in general and administrative expenses associated with executive stock options compensation.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31, 2023 and December 31, 2022, respectively.

Working Capital

	March 31, 2023	December 31, 2022	Change	%
Current assets	$349,380	$433,904	$(84,524)	(19)%
Current liabilities	$337,197	$233,378	$103,819	44%
Working capital (deficiency)	$12,183	$200,526	$(188,343)	(94)%

Cash Flows

	Three Months Ended
	March 31
	2023	2022	Change	%
Cash used in operating activities	$(196,973)	$(115,374)	$(81,599)	71%
Cash used in investing activities	$(142,500)	-	(142,500)	100%
Cash provided by financing activities	$121,000	$75,000	$46,000	61%
Net change in cash during period	$(218,473)	$(40,374)	$(178,099)	(441)%

As of March 31, 2023, our Company’s cash balance was $7,758 and total assets were $494,380. As of December 31, 2022, our Company’s cash balance was $226,231 and total assets were $578,904.

As of March 31, 2023, our Company had total liabilities of $337,197 compared with total liabilities of $233,378 as of December 31, 2022.

As of March 31, 2023, our Company had working capital of $12,183 compared with working capital of $200,526 as of December 31, 2022. The decrease in working capital was primarily attributed to payment for consulting and vendor services, payments on accounts payables and accrued liabilities, and investing activities related to acquisitions and business development initiatives.

Cash Flow used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 were $196,973 and $115,374 respectively, for an increase of $81,599. The increase in net cash used in operating activities is primarily related to payment for consulting and vendor services, payments on accounts payables and accrued liabilities, merger and acquisition related costs, and business development.

Cash Flow used in Investing Activities

For the three months ended March 31, 2023 and 2022, the Company invested $142,500 and $0 respectively, for an increase of $142,500. The increase in investing activities is related to acquisitions and business development initiatives.

Cash Flow provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 were $121,000 and $75,000, respectively. During the nine months ended March 31, 2023, the increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from private placement offerings.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2022, the Company initiated a private placement offering for the sale of up to 123,076,923 shares of the Company’s common stock, at price of $0.0065 per share and an equal number of Warrants with an exercise price of $0.013 for total consideration to the Company of $800,000. On August 12, 2022, and November 9, 2022, the number shares was increased to 153,846,154 (for total consideration to the Company of $1,000,000) and 200,000,000 shares (for total consideration to the Company of $1,300,000) an equal number of Warrants with an exercise price of $0.013, respectively. On January 1, 2023, the number of Warrants increased by one share for two Warrants.

During the three months ended March 31, 2023, the Company issued 107,230,769 shares of common stock for private placements at $0.0065 per share for proceeds of $121,000.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: May 22, 2023	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8