Form 10-Q
period 2023-06-30
Indoor Harvest Corp
filed 2023-08-21
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30th, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,905,420.85 and 2,693,190.84 shares issued and outstanding, respectively as of June 30, 2023.

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$14,876	$226,231
Notes receivable, net	-	163,588
Prepaid expenses and other receivable	24,084	44,085
Escrow account	25,000	-
Total Current Assets	63,960	433,904

Prepayment for acquisitions - related party	145,000	145,000
Other Assets:
Intangible Assets - Investment in 369 Hemp	$343,089	$-
Intangible Assets – Investment in Metabiogenix (US)	50,000	-
Total Other Assets:	393,089	-
TOTAL ASSETS	$602,049	$578,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$387,162	$233,378
Credit Cards	6,901	-
Accrued expense	21,446	-
Loan payable – Quick Capital	250,000	-
Total Current Liabilities	665,509	233,378

Total Liabilities	665,509	233,378

Commitments and contingencies	-	-

Opening Balance Equity	$553
Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,905,420.85 and 2,693,190.84 shares issued and outstanding, respectively	2,905,421	2,693,190
Additional paid in capital	24,844,420	24,135,367
Shares to be issued		576,000
Accumulated deficit	(27,058,931)	(27,059,031)
Net Income	(754,923)	-
Total Stockholders’ Equity	(63,460)	345,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,049	$578,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

Revenue	$921	$-

Operating Expenses
Professional fees	526,194	2,285,766
General and administrative	233,024	64,855
Total Operating Expenses	759,218	2,350,621

Loss from operations	(758,297)	(2,350,621)

Other Income (Expense)
Interest expense	-	-
Interest income	3,373	-
Change in fair value of derivative liability	-	-
Gain on settlement of debt	-	-
Total other income	3,373	-

Income (loss) before income taxes	(754,923)	(2,350,621)

Provision for income taxes	-	-

Net income (loss)	$(754,923)	$(2,350,621)

Comprehensive income (Loss)	$(754,923)	$(2,350,621)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,836,409,864	2,578,826,597
Diluted	2,836,409,864	2,578,826,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Six months Ended June 30, 2023

	Series A Convertible Preferred Stock		Common Stock		Additional	Shares
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	to be Issued	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2022	-	$-	2,693,909,930	$2,693,190	$24,135,367	$576,000	$(27,059,031)	$345,526

Common stock and warrant issued	-	-	212,230,769	267,231	644,769	(576,000)	-	215,000
Stock based compensation	-	-	-	-	64,384	-	-	64,384
Net loss	-	-	-	-	-	-	(754,923)	(754,923)
Balance – June 30, 2023	-	-	2,905,420,853	2,905,421	24,844,420	-	(28,186,418)	(63,460)

For the Six months Ended June 30, 2022

	Series A Convertible Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock Payable	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2021			2,575,909,930	$2,575,910	$21,210,721	$-	$(23,695,434)	$91,197

Common stock issued for cash			12,500,000	12,500	62,500			75,000
Stock based compensation	-	-	-	-	975,496	-	-	975,496

Net loss	-	-	-	-	-	-	(2,350,621)	(2,350,621)

Balance - June 30, 2022			2,681,343,930	$2,681,344	$23,632,471	$-	$(26,046,057)	$267,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net Loss	$(754,923)	$(2,350,621)
Adjustments to reconcile Net Income to Net Cash provided by operations
Prepaid	16,373	(75,328)
Promissory Notes Receivable	167,216	-
Escrow account	(25,000)	-
Accounts Payable	247,559	(35,121)
Master Card	(975)	(1,625)
Accrued Expense	(67,000)	-
Payroll Liabilities	6,923	-
Salary Payable	-	625
Deferred Compensation	(4,375)	-
Loan Payable – Quick Capital	250,000	-
Net cash provided by operating activities	$(164,202)	$(2,462,069)

INVESTING ACTIVITIES
Intangible assets: 369 Hemp	$(343,089)	-
Intangible assets: Metabiogenix (US)	(50,000)	-
Net cash provided by investing activities	$(393,089)	-
FINANCING ACTIVITIES
Opening Balance Equity	$553	$-
Capital Stock	212,231	105,434
Additional Paid in Capital	709,153	2,421,750
Stock Payable	(576,000)	-
Net Cash provided by financing activities	$345,937	$2,527,184

Net cash increase for period	$(211,355)	$65,115
Cash at beginning of period	$226,231	$232,850
Cash at end of period	$14,876	$297,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30,2023

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

For the three months ended June 30, 2023, and 2022, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six Months Ended
	June 30,
	2023	2022
	(shares)	(shares)

Series A Preferred Stock	-	-
Convertible notes	-	-
Warrant	457,753,846	-
Stock option	854,000,000	820,000,000
	1,196,753,846	820,000,000

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

The following table summarizes fair value measurements by level at June 30, 2023 and December 31, 2022, measured at fair value on a recurring basis:

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Notes receivables, net	$-	$-	$-	$-
Liabilities:
None	$-	$-	$-	$-

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
None	$-	$-	$163,588	$163,588
Liabilities:
None	$-	$-	$-	$-

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of June 30, 2023, incurred losses from its operations and did not generate cash from its operation for the past two years and six months ended June 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on June 2023 and December 31, 2022 are as follows:

	June 30,2023	December 31,2022
Accounts payable and accrued liabilities	$387,162	233,378
Credit Cards	6,901	-
Accrued expense	21,446	-
Loan payable – Quick Capital	250,000	-
	665,509	233,378

NOTE 4 - STOCKHOLDERS’ EQUITY

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

During the three months ended June 30,2023, the Company issued 10,000,000 shares of common stock at $0.0065 per share for cash of $65,000; 95,000,000 shares of common stock at $0.001 per share for cash of $95,000. As of June 30, 2023, and December 31, 2022, there were 2,905,420,853 and 2,693,190,084 shares of Common Stock issued and outstanding, respectively.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022		2022
Numerator:
Net income (loss)	$(754,923)	$(2,350,621)	$(372,464)	$(1,066,261)
(Gain) loss on change in fair value of derivatives	-	-	-	-
Interest on convertible debt	-	-	-	-
Net income (loss) - diluted	$(754,923)	$(2,350,621)	$(372,464)	$(1,066,261)

Denominator:
Weighted average common shares outstanding	2,836,409,864	2,578,826,597	2,733,625,911	2,578,826,597
Effect of dilutive shares	-	-	-	-
Diluted	2,836,409,864	2,578,826,597	2,733,625,911	2,578,826,597

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, and 2022, the Company paid 6204 consulting fees of $234,000 and $215,000, communication and technology services of $74,750 and $55,694, late charge of $3,535 and $508 to an entity under common control of the Company, respectively.

During the six months ended June 30, 2023, and 2022, the Company recognized stock option expense for related parties of $64,384 and $1,999,184 respectively. The stock option-based compensation recognized in additional paid-in-capital.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following tables presents our operating results for the three months ended June 30, 2023 compared to June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$921	$-	$921

Operating Expenses
Professional Fees	$461,810	$276,582	$185,228	66.97%
SG&A	$297,408	$2,074,039	$(1,776,631)	86.00%
Total operating Expenses	$759,218	$2,350,621	$(1,591,404)	-67.70%
Loss from Operations	$(758,297)	$(2,350,621)	$1,592,325	67.74%

Other Income	$3,373	$-	$3,373	100.00%
Total Other Income	$3,373	$-	$3,373	100.00%

Net Loss	$(754,923)	$(2,350,621)	$1,595,698	67.88%

Revenues

During the six months ended June 30, 2023, the Company generated $921 from HEMP369’s online retail.

Operating Expenses

Total operating expenses for six months ended June 30, 2023 and 2022 were $759,218 and $2,350,621, respectively, for an aggregate decrease of $1,776,631 or 86%. The aggregate decrease was primarily driven by a decrease in general and administrative expenses associated with executive stock options compensation.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2023 and 2022 were $3,373 and $0, respectively. The increase in other income is primarily related to the change in interest income.

4

Net Loss

As a result of the factors discussed above, net income for the six months ended June 30, 2023 and 2022 was a loss of $754,923 compared to a loss of $2,350,621, respectively, for an aggregate decrease of $1,595,698, or 68% related primarily to the elimination of the stock options expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of six months ended June 30, 2023 and 2022, respectively.

Working Capital

	June 30, 2023	December 31, 2022	Change	%
Current assets	$63,960	$433,904	$(369,944)	(85)%
Current liabilities	$665,509	$233,378	$432,131	185%
Working capital (deficiency)	$(601,549)	$200,526	$(802,075)	(400)%

Cash Flows

	Six Months Ended
	June 30, 2023
	2023	2022	Change	%
Cash used in operating activities	$(164,202)	$(115,374)	$(48,828)	42%
Cash used in investing activities	$(393,089)	-	(393,089)	-
Cash provided by financing activities	$345,937	$75,000	$270,937	361%
Net change in cash during period	$211,355	$(40,374)	$251,729	(623)%

As of June 30, 2023, our Company’s cash balance was $14,876 and total assets were $602,049. As of December 31, 2022, our Company’s cash balance was $226,231 and total assets were $578,904.

As of June 30, 2023, our Company had total liabilities of $665,509 compared with total liabilities of $233,378 as of December 31, 2022.

As of June 30, 2023, our Company had working capital of ($601,549) compared with working capital of $200,526 as of December 31, 2022. The decrease in working capital was primarily attributed to payment for consulting and vendor services, payments on accounts payables and accrued liabilities, and investing activities related to acquisitions and business development initiatives.

Cash Flow used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 were $164,202 and $115,374 respectively, for an increase of $48,828. The increase in net cash used in operating activities is primarily related to payment for consulting and vendor services, payments on accounts payables and accrued liabilities, merger and acquisition related costs, and business development.

Cash Flow used in Investing Activities

For the six months ended June 30, 2023 and 2022, the Company invested $393,089 and $0 respectively, for an increase of $393,089. The increase in investing activities is related to acquisitions and business development initiatives.

Cash Flow provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 were $345,937 and $75,000, respectively. During the six months ended June 30, 2023, the increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from private placement offerings.

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

On August 1, 2022, the Company commenced a private placement offering for the sale of up to 123,076,923 shares of the Company’s common stock, at price of $0.0065 per share and an equal number of Warrants with an exercise price of $0.013 for total consideration to the Company of $800,000. On August 12, 2022, and November 9,2022, the number of shares was increased to 153,846,154 (for total consideration to the Company of $1,000,000) and 200,000,000 shares (for total consideration to the Company of $1,300,000) an equal number of Warrants with an exercise price of $0.013, respectively. On January 1, 2023, the number of Warrants increased by one share for two warrants.

During the six months ended June 30, 2023, the Company issued 95,000,000 shares of common stock for private placements at $0.001 per share for proceeds of $95,000 and 10,000,000 shares of common stock for private placements at $0.0065 for proceeds of $65,000.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: August 18, 2023	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8