Form 10-Q
period 2023-09-30
Indoor Harvest Corp
filed 2023-12-01
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30th, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,831,670.85 and 2,693,190.084 shares issued and outstanding, respectively as of September 30, 2023.

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

3

PART I - FINANCIAL INFORMATION

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current Assets:
Cash	$6,504	$226,231
Notes receivable, net	-	163,588
Prepaid expenses and other receivable	44,833	44,085

Total Current Assets	51,337	433,904

Prepayment for acquisitions - related party	145,000	145,000
Acquisition deposit	440,239	-
TOTAL ASSETS	$636,576	$578,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$527,116	$233,378
Convertible notes payable, net of debt discount of $0	359,375	-
Total Current Liabilities	886,491	233,378

Total Liabilities	886,491	233,378

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,831,670,853 and 2,693,190,084 shares issued and outstanding, respectively	2,831,671	2,693,190
Additional paid in capital	25,032,565	24,135,367
Shares to be issued	382,250	576,000
Accumulated deficit	(28,496,401)	(27,059,031)
Total Stockholders’ Equity	(249,915)	345,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$636,576	$578,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022

Revenue	$-	$-

Operating Expenses
Professional fees	189,414	251,468
General and administrative	69,056	323,505
Total Operating Expenses	258,469	574,973

Loss from operations	(258,469)	(574,973)

Other Income (Expense)
Interest income	-	1,857
Amortization of OID	(52,083)	-
Interest Expense	(61,141)	-
Total other income (expenses)	(113,224)	1,857

Income (loss) before income taxes	(371,694)	(573,116)

Provision for income taxes	-	-

Net income (loss)	$(371,694)	$(573,116)

Comprehensive income (Loss)	$(371,694)	$(573,116)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,831,670,853	2,685,608,144
Diluted	2,831,670,853	2,685,608,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Revenue	$-	$-

Operating Expenses
Professional fees	685,701	1,269,671
General and administrative	376,451	1,655,924
Total Operating Expenses	1,062,151	2,925,595

Loss from operations	(1,062,151)	(2,925,595)

Other Income (Expense)
Interest income	3,373	1,857
Amortization of OID	(312,500)	-
Interest Expense	(66,092)	-
Total other income (expenses)	(375,219)	1,857

Income (loss) before income taxes	(1,437,370)	(2,923,738)

Provision for income taxes	-	-

Net income (loss)	$(1,437,370)	$(2,923,738)

Comprehensive income (Loss)	$(1,437,370)	$(2,923,738)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,805,584,209	2,636,228,346
Diluted	2,805,584,209	2,636,228,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Nine months Ended September 30, 2023

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Common		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock to be Issued	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2022	-	$-	2,693,190,084	$2,693,190	$24,135,367	$576,000	$(27,059,031)	$345,526

Common stock and warrants issued	-	-	107,230,769	107,231	589,769	(576,000)	-	121,000
Stock based compensation	-	-	-	-	64,384	-	-	64,384
Net loss	-	-	-	-	-	-	(373,727)	(373,727)
Balance - March 31, 2023	-	$-	2,800,420,853	$2,800,421	$24,789,520	$-	$(27,432,758)	$157,183

Common stock and warrants issued	-	-	31,250,000	31,250	218,750		-	250,000
Stock based compensation	-	-	-	-	16,196	-	-	16,196
Proceeds received shares to be issued	-	-	-	-	-	176,000	-	176,000
Net loss	-	-	-	-	-	-	(691,949)	(691,949)
Balance - June 30, 2023	-	$-	2,831,670,853	$2,831,671	$25,024,466	$176,000	$(28,124,707)	$(92,570)

Common stock and warrants issued	-	-		-			-	-
Stock based compensation	-	-	-	-	8,099	-	-	8,099
Proceeds received shares to be issued	-	-	-	-	-	206,250	-	206,250
Net loss	-	-	-	-	-	-	(371,694)	(371,694)
Balance - September 30, 2023	-	$-	2,831,670,853	$2,831,671	$25,032,565	$382,250	$(28,496,401)	$(249,915)

For the Nine months Ended September 30, 2022

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Common		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock to be Issued	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2021	-	$-	2,575,909,930	$2,575,910	$21,210,721	$-	$(23,695,434)	$91,197

Common stock issued for cash and warrant	-	-	12,500,000	12,500	62,500	-	-	75,000
Stock based compensation	-	-	-	-	975,496	-	-	975,496
Net loss	-	-	-	-	-	-	(1,066,261)	(1,066,261)
Balance - March 31, 2022	-	-	2,588,409,930	2,588,410	22,248,717	-	(24,761,695)	75,432

Common stock issued for cash and warrant	-	-	89,600,000	89,600	358,400	-	-	448,000
Common stock issued for cash -adjusted offerring price related to quarter 1st.	-	-	2,500,000	2,500	(2,500)	-	-	-
Common stock issued for services	-	-	834,000	834	4,166	-	-	5,000
Stock based compensation	-	-	-	-	1,023,688	-	-	1,023,688
Net loss	-	-	-	-	-	-	(1,284,362)	(1,284,362)
Balance - June 30, 2022	-	-	2,681,343,930	2,681,344	23,632,471	-	(26,046,057)	$267,758

Common stock issued for cash and warrant	-	-	7,846,154	7,846	43,154	-	-	51,000
Stock based compensation	-	-	-	-	373,354	-	-	373,354
Proceeds received shares to be issued	-	-	-	-	-	250,000	-	250,000
Net loss	-	-	-	-	-	-	(573,116)	(573,116)
Balance - September 30, 2022	-	$-	2,689,190,084	$2,689,190	$24,048,979	$250,000	$(26,619,173)	$368,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net Loss	$(1,437,370)	$(2,923,738)
Adjustments to reconcile Net Income to Net Cash provided by operations
Accrued interest – notes receivable	1,503	(919)
Amortization debt discount - Notes Receivable	(4,876)	-
Amortization of debt discount – interest expense	127,540	-
Stock based compensation	88,679	2,377,538
Escrow account	(25,000)	-
Prepaid expenses and other receivable	20,624	(57,968)
Accounts payable and accrued expenses	275,573	4,009
Due to related party	-	(33,902)
Net cash provided by operating activities	$(953,327)	$(634,981)

INVESTING ACTIVITIES

Payments made for acquisition of 369 Hemp	$(215,150)	-

Payments made for acquisition of MetaBiogenix (US)	(54,500)	-
Investment in short term notes	-	(100,000)
Prepayments for acquisition – related party	-	(130,000)
Net cash provided by investing activities	$(269,650)	(230,000)

FINANCING ACTIVITIES
Proceeds from convertible notes	250,000	-
Proceeds from stock subscriptions for shares to be issued	-	250,000
Proceeds from issuance of common stock and warrants	753,250	574,000
Net Cash provided by financing activities	$1,003,250	$824,000

Net cash increase for period	$(219,727)	$(40,981)
Cash at beginning of period	$226,231	$232,850
Cash at end of period	$6,504	$191,869

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30,2023

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

Acquisition deposit

The acquisitions of Hemp369 and MetaBioGenix have not been consummated at this time but are still contemplated. There are no letters or documents suggesting that any of the parties linked thereto have abandoned the transactions and they will move forward and be completed in the near future. For this reason, all payments from the Company are currently classified as acquisition deposit until legal completion of the transactions. Hemp369 and MetaBioGenix has a total of $385,739 and $54,500 of acquisition deposit respectively as of September 30, 2023.

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

Fair Value of Financial Instruments

As defined in ASC 820 “Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at September 30, 2023 and December 31, 2022, measured at fair value on a recurring basis:

September 30,2023	Level 1	Level 2	Level 3	Total
Assets:
Notes receivables, net	-	-	-	-

December 31,2022	Level 1	Level 2	Level 3	Total
Assets:
Notes receivable, net			$163,588	$163,588

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of September 30, 2023, incurred losses from its operations and did not generate cash from its operation for the past two years and nine months ended September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – NOTES RECEIVABLE

During the nine months ended September 30, 2023, the Company granted loans of $0. As September 30, 2023, the Company utilized the following secured promissory notes in the Membership Interest and Stock Purchase Agreement dated April 28, 2023 (see Note 8 – Acquisition):

Issuance date	Amount	Maturity date	Rate	Original Issue Discount	2023	2022
7/27/2022	40,000	5/27/2023	0.08
8/10/2022	20,000	6/10/2023	0.08
9/15/2022	40,000	1/15/2023	0.08
11/1/2022	25,000	3/1/2023	0.08
11/8/2022	20,000	3/8/2023	0.08
12/8/2022	15,000	4/8/2023	0.08
1/5/2023	27,500	7/5/2023	0.08
1/20/2023	50,000	7/20/2023	0.08
2/28/2023	65,000	9/28/2023	0.08

The notes are secured by an interest in real property as set nine security agreements between the Company and borrower. During the nine months ended September 30, 2023, the Company recognized interest income of $3,373. The Company’s management did not recognize any estimated credit loss for the notes; however, the management closely monitors the liquidity of the debtors for changes in circumstances that may affect the carrying value of these notes. The notes are considered level 3 financial instruments; however, as a result of the short terms to maturity, their amortized costs approximate their fair values.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on September 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Accounts payable	$439,586	$139,603
Credit card	6,801	7,877
Accrued expenses	64,062	82,715
Accrued management fee	16,667	3,183
	$527,116	$233,378

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

During the three months ended March 31, 2022, the Company issued 12,500,000 shares of common stock at $0.006 per share for cash of $75,000. Upon the change of the share price for the private placement, an additional 2,500,000 common shares were issued during the three months ended June 30, 2022. During the three months ended September 30, 2023, the Company issued 0 shares of common stock based on transfer agent report As of September 30, 2023, and December 31, 2022, there were 2,831,670,853 and 2,693,190,084 shares of Common Stock issued and outstanding, respectively.

Shares to be issued

During the year ended December 31, 2022, in connection with the mentioned private placement offering on August 12, 2022, the Company received $576,000 in cash proceeds. During the three months ended September 30, 2023, there are 382,250 balances of shares to be issued; the Company issued restricted common shares and warrants pursuant to the closing of the August 2022 offering totaling 88,615,385 restricted common shares and 559,557,692 warrants.

Additional paid in capital

Stock Options

In Q2 2023, consultants were each granted the option to purchase shares of common stock; Ken Tapp 10 million shares, Aaron Serruya 10 million shares, Kevin Elder 100 million shares, Gordon Kats 10 million shares; for a total of 130 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

In Q3 2023, consultant Summer Schnog was granted the option to purchase 50 million shares of common stock, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

The following is a summary of stock option activity during the nine months ended September 30, 2023.

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2022	854,000,000	$0.012	8.56
Granted	180,000,000	0.012	7.32
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2023	1,034,000,000	0.012	7.32

Exercisable options, September 30, 2023	1,034,000,000	$0.012	7.32

Warrants

In Q3 2023, an investor warrant total of 166 million shares of common stock were issued at a price of $0.03 per share of common stock.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

The following is a summary of warrant activity during the nine months ended September 30, 2023.

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, December 31, 2022	116,446,154	$0.01	4.38
Granted	599,557,692	0.01	5.00
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September, 2023
	716,003,846	$0.007	4.58

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

	Nine Months Ended September 30,
	2023	2022

Warrants	$716,003,846	$112,446,154
Stock Options	$1,034,000,000	$840,000,000
	$1,750,003,846	$950,446,154

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(371,694)	$(573,116)	$(1,437,370)	$(2,923,738)
(Gain) loss on change in fair value of derivatives	-	-	-	-
Interest on convertible debt	-	-	-	-
Net income (loss) - diluted	$(371,694)	$(573,116)	$(1,437,370)	$(2,923,738)

Denominator:
Weighted average common shares outstanding	2,831,670,853	2,685,608,144	2,805,584,209	2,636,228,346
Effect of dilutive shares	-	-	-
Diluted	2,831,670,853	2,685,608,144	2,805,584,209	2,636,228,346

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the three and nine months ended September 30, 2023, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 7- RELATED PARTY TRANSACTIONS

On February 8, 2022, the Company entered an assets acquisition Letter of Intent (“LOI”) with an entity under common control with the Company. During the nine months ended September 30, 2023, in connection with the LOI, the Company paid advance of $145,000 for acquisition of assets.

During the nine months ended September 30, 2023 and 2022, the Company paid consulting fees of $246,000 and $307,000, respectively.

NOTE 8- ACQUISITION

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

The acquisition process of Hemp369 and MetaBioGenix is taking longer than anticipated due to initial investors’ liquidity change. The delay could result in the loss of valuable employees, the disruption of ongoing productions, and business relationships, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition. In order to sustain the paused acquisition, the Company has continued to make payment to Hemp369 during the third quarter of 2023, in the sum of $44,229. The $44,229 is contributing to and categorized as acquisition deposit on the financials. Hemp369 and MetaBioGenix has a total of $385,739 and $54,500 of acquisition deposit respectively as of September 30, 2023.

NOTE 9- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2023 compared to September 30, 2022:

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Professional fees	189,414	251,468	(62,055)	(25%)
General and administrative expenses	69,056	323,505	(254,449)	(79%)
Total operating expenses	258,470	574,973	(316,504)	(559%)
Loss from operations	(258,470)	(574,973)	(316,504)	(559%)
Other expense
Interest income	-	1,857	-1,857	(100%)
Interest expense	(61,141)	-	(61,141)	100%
Amortization of debt discount	(52,083)	-	(52,083)	100%
Change in fair value of embedded derivative liability	-	-	-	-
Total other expense	(113,224)	1,857	(115,081)	(6197%)
Net loss	$(371,694)	$(574,973)	$201,423	(35%)

	Nine Months Ended September 30,
	2023	2022	Change		%
Revenue	$-	$-	$-		-
Operating expenses
Professional fees	685,701	1,269,672	(583,971)		(46%)
General and administrative expenses	376,451	1,655,924	(1,279,473)		(77%)
Total operating expenses	1,062,152	2,925,596	(1,863,444)		(64%)
Loss from operations	(1,062,152)	(2,925,596)	1,863,444		(64%)
Other expense
Interest income	3,373	1,857	1,516		82%
Interest expense	(312,500)	-	(312,500	)-	100%
Amortization of OID	(66,092)	-	(66,092)		100%
Change in fair value of embedded derivative liability	-	-	-		-
Total other expense	(375,219)	1,857	(377,076)		(20306%)
Net loss	$(1,437,370)	$(2,923,739)	$1,486,369		(51%)

	September 30,	December 31,
	2023	2022	Change	%
Current assets	$51,337	$433,904	$(382,567)	(88%)
Current liabilities	$886,491	$233,378	$653,113	280%
Working capital deficiency	$(835,154)	$200,526	$(1,035,680)	(516%)

Revenues

During the nine months ended September 30, 2023 and 2022, the Company generated no revenue.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2023 and 2022 were $1,062,152 and $2,925,595, respectively, for an aggregate decrease of $1,863,444 or 64%. The aggregate decrease was primarily driven by a decrease in general and administrative expenses associated with executive stock options compensation.

4

Net Loss

As a result of the factors discussed above, net loss for the nine months ended September 30, 2023 and 2022 was a loss of $1,437,370compared to a loss of $2,923,739, respectively, for an aggregate decrease of $1,486,369, or 64% related primarily to the elimination of professional fees and SG&A expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2023 and December 31, 2022, respectively.

Working Capital

	September 30, 2023	December 31, 2022	Change	%
Current assets	$51,337	$433,904	$(382,567)	(88%)
Current liabilities	$886,491	$233,378	$653,113	280%
Working capital deficiency	$(835,154)	$200,526	$(1,035,680)	(516%)

Cash Flows

	Nine Months Ended September 30,
	2023	2022	Change	%
Cash used in operating activities	$(953,327)	$(634,981)	$(318,346)	50%
Cash used in investing activities	$(269,650)	$(230,000)	$(39,650)	17%
Cash provided by financing activities	$1,003,250	$824,000	$179,250	22%
Net Change in Cash During Period	$(219,727)	$(40,981)	$(178,746)	436%

Balance Sheet Data:	September 30, 2023	December 31, 2022	Change	%
Cash	$6,504	$226,231	$(219,727)	(97%)
Total assets	$636,576	$578,904	$57,672	10%
Total liabilities	$886,491	$233,378	$653,113	280%
Stockholders’ equity	$(249,915)	$345,526	$(595,441)	(172%)

As of September 30, 2023, our Company’s cash balance was $6,504 and total assets were $636,576. As of December 31, 2022, our Company’s cash balance was $226,231 and total assets were $578,094.

As of September 30, 2023, our Company had total liabilities of $886,491 compared with total liabilities of $233,378 as of December 31, 2022.

5

As of September 30, 2023, our Company had working capital deficiency of $835,154 compared with working capital deficiency of $200,526 as of December 31, 2022. The decrease in working capital was primarily attributed to the lack of funding.

Cash Flow used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 were $(953,327) and ($634,981) respectively, for an increase of $318,346. The increase in net cash used in operating activities is primarily related to payment for consulting and vendor services, payments on accounts payables and accrued liabilities, merger and acquisition related costs, and business development.

Cash Flow used in Investing Activities

For the nine months ended September 30, 2023 and 2022, the Company invested ($269,650) and $230,000 respectively, for an decrease of $39,650. The decrease in investing activities is related to acquisitions and business development initiatives.

Cash Flow provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, and 2022 were $1,003,250 and $824,000, respectively, for an increase of $179,250. During the nine months ended September 30, 2023, the increase in cash from financing activities was the result of the Company’s receipt of cash proceeds from issuance of common stock and warrants.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not make the necessary payment at maturity to Quick Capital LLC; at the scheduled July 22 due date of convertible note payable. The face value of the loan was $312,500 with a $62,500 OID. In the event of default, the principal of the note is increased by 15%, and the default interest is 15% annum.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: December 1, 2023	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

8