Form 10-K
period 2023-12-31
Indoor Harvest Corp
filed 2024-07-01
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 was $32,176,127, based upon the closing price of $ 0.012 of the registrant’s common stock on that date as reported on OTC Markets Group Inc.

As of December 31st, 2023, there were 2,831,670.85 and 2,693,190,084 shares issued and outstanding, respectively.

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

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

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

The Company’s strategy moving forward is evolving. We have broadened our perspective to review opportunities in media.

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

The Company, from 2020 and going forward, intends to focus on a broader strategy beyond just plant-based opportunities and hemp businesses.

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

The current business strategy is to position the Company to review opportunities in media, technology and as an integrated consolidation platform for plant-based industry companies focused on hemp, other hemp-related products, CBD, and other plant-based companies with the potential to be part of a bigger opportunity while sharing intellectual capital, technology, expanded business networks, along with access to new capital markets and liquidity for investors.

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

Sales and Marketing

We will be working on branding and building our team in 2023, once we have our new plans funded.

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

Employees

As of December 31, 2023, we have0 full-time employees and use a variety of advisors and consultants.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the OTCMarkets under the symbol “INQD”. As of December 31, 2023, there were 2,831,670,850 outstanding shares of common stock and approximately 105 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Common Stock

As of December 31, 2023, there were 2,831,670.85 and 2,693,190.84 shares of common stock issued and outstanding.

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

Holders of Common Stock

We have 105 shareholders of record for our common stock, as of December 31, 2023.

Preferred Stock

The Company has designated 15,000,000 shares of Series A Preferred Stock with a par value of $0.01.

The stated value of each issued share of Series A Convertible Preferred Stock shall be deemed to be $1.00, as the same may be equitably adjusted whenever there may occur a stock dividend, stock split, combination, reclassification or similar event affecting the Series A Convertible Preferred Stock. There are no dividends payables on the Series A Convertible Preferred Stock. Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter

The Series A Preferred Stock also had a “down-round” protection feature provided to the investors if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $1.00 per common share. The conversion price was automatically adjustable down to the price of the instrument being issued. As a result of conversions during the year ended December 31, 2020, the Series A Preferred Stock conversion price was reset to $0.00006 per share.

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

Warrants

There are 599,557,692 million warrants outstanding as of December 31, 2023.

Options

There are 1,034 million outstanding options to purchase our securities as of December 31, 2023. These options are held by the current management team, board of directors, and consultants.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Reports on Form 10-Q as follows:

During the year ended December 31, 2021, the Company issued 174,513,889 shares of common stock as follows:

●	16,513,889 shares for conversion of debt of $35,875.

●	60,000,000 shares for conversion of 750,000 Series A Convertible Preferred stock

●	98,000,000 shares in private placement offerings

During the year ended December 31, 2022, the Company issued 117,280,154 shares of common stock as follows:

●	116,446,154 shares of common stock for the private placements at $0.005 and $0.0065 per share for cash of $600,000.

●	834,000 shares for consulting service valued at $5,000.

During the year ended December 31, 2023, the Company issued 234,865,385 shares of common stock as follows:

●	234,865,385 shares of common stock for the private placements at $0.0065, $0.005, $0.001 per share for cash of $806,750.

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

During the year ended December 31, 2023, in connection with the mentioned private placement offerings, the company received $613,000 in cash proceeds. Out of the $613,000, there are $382,250 balances of shares to be issued.

As of December 31, 2023, and 2022, there were 2,831,670.85 and 2,693,190,084 shares of Common Stock issued and outstanding, respectively.

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

On April 12, 2023, the company’s board of directors approved to issue a convertible note of $312,500 with 20% discount, at rate of 6% per annum and maturity date shall be ninety days after issuance of note (April 12, 2023). The Company’s board of directors also deems it in the best interest of the Company to issue to investor 31,250,000 shares of common stock with exercise price of $0.01 per share subject to adjustment and for term of five years. Pursuant to the agreement, the Company obtained $180,500 in cash after distribution attorney and brokers fees.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022, which are included herein.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Our operating results for the years ended December 31, 2023 and 2022 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2023	2022	Change	%
Revenue	$(921)	$-	$-	-
Operating expenses
Depreciation and amortization expense	0	0
Stock based compensation	0	0
Professional fees	1,477,865	1,567,352	(89,487)	(6)%
General and administrative expenses	430,964	1,803,461	(1,372,497)	(76)%
Total operating expenses	1,908,829	3,370,813	(1,461,984)	(43)%
Loss from operations	(1,908,829)	(3,370,813)	1,461,984	(43)%
Other expense
Interest expense	(312,500)	0	(312,500)	100%
Interest income	3,373	1,857	1,516	82%
Amortization of OID	(66,092)	0	(66,092)	(100)%
Total other expense	(375,219)	1,857	377,076	20306%
Net Gain (Loss)	$(2,284,048)	$(3,368,956)	$1,084,908	(32)%

Revenues

During the years ended December 31, 2023 and 2022, the Company generated no revenue.

Operating Expenses

Total operating expenses for the years ended December 31, 2023 and 2022 were $1,908,829 and $3,370, respectively, for an aggregate decrease in expenses of $1,461,984 or 43%. The aggregate decrease is primarily related to.

Other Expense

Total other expense for the year ended December 31, 2023 and 2022 were ($375,219) and $1,857, for an increase of $377,076 or 20306%. The increase was primarily related to the issuance of convertible notes of $312,500.

Net Income

As a result of the factors discussed above, net loss for the year ended December 31, 2023 was a loss of $2,284,048as compared to a net loss of $3,368,956 for the year ended December 31, 2022, which reflects a decrease of $1,084,908 or 32%, due to the change in.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2023 and December 31, 2022, respectively.

Working Capital

	December 31,	December 31,
	2023	2022	Change	%
Current assets	$40,719	$433,904	$(393,185)	(91)%
Current liabilities	$1,355,608	$233,378	$1,122,230	481%
Working capital (deficiency)	$(1,314,889)	$200,526	$(1,515,415)	(756)%

Cash Flows

	Year Ended
	December 31,
	2023	2022	Change	%
Cash used in operating activities	$(1,115,372)	$(340,157)	$(775,215)	228%
Cash used in investing activities	$(387,539)	$-	$(387,539)
Cash provided by financing activities	$1,276,472	$571,800	$704,672	123%
Net Change in Cash During Period	$(226,439)	$231,643	$(219,820)	3321%

As of December 31, 2023, our Company’s cash balance was $(209) and total assets were $573,260. As of December 31, 2022, our Company’s cash balance was $226,231 and total assets were $578,904. The decrease in total assets was primarily the result of an decrease in financing activities.

As of December 31, 2023, our Company had total liabilities of $1,355,608, compared with total liabilities of $233,378 as at December 31, 2022. The increase in total liabilities was primarily related to accrued expense into fiscal year end.

As of December 31, 2023, our Company had a working capital deficiency of $1,314,889 compared with working capital of $200,526 as of December 31, 2022. The increase in working capital deficiency was primarily attributed to an decrease in financing activities.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 and 2022 were $(1,115,372) and $(340,157), respectively, for an decrease of $775,215. The decrease in net cash used in operating activities is primarily related to business development activities and operating expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2023 and 2022, the Company utilized $(387,539) and $0, respectively, in investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 and 2022 were $1,276,472 and $571,800, respectively, for an increase of $704,672. During the year December 31, 2023, the Company received $947,000 through private placements stock subscriptions. During the year December 31, 2022, the Company received $25,000 by issuing a convertible note payable and $610,000 through private placement stock subscriptions.

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

Item 9A – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon such evaluation, Chief Executive Officer (the principal executive officer and principal financial officer) have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework.

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

Based on its evaluation as of December 31, 2023, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2023 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of the Company’s limited resources, there are limited controls over financial information processing. The Company determined that its internal control over financial reporting was not effective as of December 31, 2023. The basis for the conclusions that such internal control was ineffective included the following considerations:

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth our Officers and Directors as of December 31, 2023. The Board of Directors elects our Executive Officers annually. Our Directors shall be elected for the term of one year, and until their successors are elected and qualified, or until their earlier resignation or removal. Our Officers also shall be elected for the term of one year, and until a successor is elected and qualified, or until an earlier resignation or removal. Our Directors and Executive Officers are as follows:

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

Item 11. Executive Compensation.

The was no compensation awarded to, earned by, or paid to each named executive officer for the Company’s last completed fiscal year of 2023 for all services rendered to the Company.

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

Outstanding Equity Awards at December 31, 2023

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table illustrates the year-end potential fully diluted shares as of December 31, 2023 and 2022.

For the year ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended
	December 31,
	2023	2022
	(shares)	(shares)

Series A Preferred Stock	0	0
Convertible notes	0	0
Stock Options	1,034,000,000	820,000,000
Warrants	599,557,692	0
	1,633,557,692	820,000,000

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

1. The percentages are based on the total issued common stock as of December 31, 2023 of 2,831,670.85.

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

Weadock Employment Agreement

On February 20, 2018, Mr. Daniel Weadock was appointed Chief Executive Officer and Director of the Company. On February 20, 2018, the Company entered into an executive employment agreement with Mr. Weadock (the “Weadock Employment Agreement”), pursuant to which Mr. Weadock agreed to act as the Company’s chief executive officer. Pursuant to the terms of the Weadock Employment Agreement, Mr. Weadock initial will not receive a salary. However, effective on the business day after the date on which the Company achieves Capitalization (as hereinafter defined) of $2,000,000 or more, Mr. Weadock’s annual base salary will be $100,000. For purposes of the Weadock Employment Agreement, “Capitalization” means aggregate net cash proceeds received by the Company from (a) the Company’s sale of common stock pursuant to Puts (as such term is defined in the Investment Agreement dated as of October 12, 2017 by and between the Company and Tangiers Global, LLC (the “Investment Agreement”)) under the Investment Agreement, and/or (b) any other sale by the Company of common stock or preferred stock, whether in a public offering or a private placement. In addition, pursuant to the terms of the Weadock Employment Agreement, the Company agreed to grant Mr. Weadock (i) 300,000 shares of restricted stock as soon as administratively practicable following execution of the Weadock Employment Agreement, and (ii) 1,584,202 shares of restricted common stock, consistent with the grant and vesting schedule set forth in the agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant if Mr. Weadock is not employed by the Company as an executive on the respective Date of Grant as set forth in the agreement. The Weadock Employment Agreement has a term of one year, unless Mr. Weadock’s employment is terminated sooner by the board of directors, and the term will be extended for additional one-year periods unless the Company or Mr. Weadock gives the other party at least 30 days’ prior written notice of its intent not to renew. On February 20, 2018, the Company also entered into a compensation agreement with Mr. Weadock (the “Director Compensation Agreement”).Pursuant to the terms of the Director Compensation Agreement, the Company agreed to grant Mr. Weadock an aggregate of 240,000 shares of restricted common stock, consistent with the grant and vesting schedule set forth in the agreement; provided, however, that no grant will be made and no shares will be issued with respect to any grant, if Mr. Weadock is not a member of the Company’s board of directors on the respective Date of Grant as set forth in the agreement. If the Company is acquired by, or merged into and with, another entity prior to the last Date of Vesting set forth in the agreement (i.e. February 23, 2023), all shares issuable to Mr. Weadock under the Director Compensation Agreement will become fully vested and non-forfeitable. The Company also agreed to reimburse Mr. Weadock for all reasonable travel and incidental expenses incurred by Mr. Weadock in performing his services and attending meetings as approved in advance by the Company. Also, on February 20, 2018, the Company also entered into an indemnity agreement with Mr. Weadock (the “Weadock Indemnity Agreement”). Pursuant to the terms of the Indemnity Agreement, the Company agreed to use reasonable efforts to obtain and maintain in full force and effect directors’ and officers’ liability insurance (“D&O Insurance”) in reasonable amounts from established and reputable insurers; provided, however, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage is reduced by exclusions so as to provide an insufficient benefit, or Mr. Weadock is covered by similar insurance maintained by a subsidiary of the Company. In addition the foregoing, the Company will indemnify Mr. Weadock from certain third party actions, derivative actions and actions where Mr. Weadock is decreased; provided, however, the Company shall not be obligated to indemnify Mr. Weadock for actions including, but not limited to, actions initiated by Mr. Weadock, for any action in which it is determined that the material assertions made by Mr. Weadock in such proceeding were not made in good faith or were frivolous, for any settlements not authorized by the Company, for any actions on the account of Mr. Weadock’s willful misconduct, and for any expenses and the payment of profits arising from the purchase and sale Mr. Weadock of securities in violation of Section 16(b) of the Securities Exchange Act, or any similar successor statute; provided, further that, that the Company shall not be obligated to indemnify Mr. Weadock for expenses or liabilities of any type whatsoever which have been paid directly to Mr. Weadock pursuant to the Company’s D&O Insurance policy.

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

Item 14. Principal Accountant Fees and Services.

WWC, Professional Corporation, was our independent auditor for the year ended December 31, 2023.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$17,500	$17,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$17,500	$17,500

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

3. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization. (Incorporated by reference to exhibit 10.1 in the Registrant’s Form 8- K filed on August 4, 2017).

2.2	Certificate of Merger. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on August 29, 2017).

2.3	Certificate of Correction. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form 8-K filed on September 12, 2017).

3.1	Articles of Incorporation – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.1 in the Registrant’s Form S-1 filed on March 5, 2014).

3.2	Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 3.2 in the Registrant’s Form S-1 filed on March 5, 2014).

3.4	Amended Bylaws – Indoor Harvest, Corp. (Incorporated by reference to exhibit 99.1 in the Registrant’s Form 8-K filed on May 23, 2017).

4.1	Form of common stock Certificate of Indoor Harvest, Corp. (Incorporated by reference to exhibit 4.1 in the Registrant’s Form S-1 filed on March 5, 2014).

4.2	Indoor Harvest 2015 Stock Award Plan. (Incorporated by reference to Ex. 4.3 in the Registrant’s Registration Statement on Form S-8 filed on January 21, 2015, as amended).

10.1	Executive Employment Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.2	Compensation Agreement dated February 20, 2018 between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.3	Indemnity Agreement dated February 20, 2018 by and between Indoor Harvest Corp and Daniel Weadock. (Incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018).

10.4	Executive Employment Agreement dated August 4, 2022 between Indoor Harvest Corp. and Leslie Bocskor. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2022).

10.5	Executive Employment Agreement dated August 4, 2022 between Indoor Harvest Corp. and Benjamin Rote. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2022).

10.6	Advisor Agreement dated August 4, 2022 between Indoor Harvest Corp. and Dennis Forchic. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2022).

21.1	Subsidiary – IHC Consulting, Inc. ( SEC Form 8-K filed on August 14, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL INSTANCE DOCUMENT

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 1, 2024	INDOOR HARVEST CORP

	By:	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Keith Crouch	Director	July 1, 2024
Keith Crouch

/s/ Michael Blicharski	Director	July 1, 2024
Michael Blicharski

INDOOR HARVEST CORP

Consolidated Financial Statements

December 31, 2023 and 2022

F-1

Reports of Independent Registered Public Accounting Firms

INDOOR HARVEST CORP

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$(209)	$226,231
Notes receivable, net	-	163,588
Prepaid expenses and other receivable	40,928	44,085
Total Current Assets	40,719	433,904

Prepayment for acquisition-related party	145,000	145,000
Furniture and equipment, net	-	-
Intangible asset, net	387,539	-
TOTAL ASSETS	$573,258	$578,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$949,358	$233,378
Salary payable	-	-
Due to related party	-	-
Convertible notes payable, net of debt discount of $0	406,250	-
Derivative liabilities	-	-
Note payable	-	-
Total Current Liabilities	1,355,608	233,378

Total Liabilities	1,355,608	233,378

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 2,831,670,85 and 2,693,190,084 shares issued and outstanding, respectively	2,831,671	2,693,190
Additional paid in capital	25,448,258	24,135,367
Shares to be issued	401,000	576,000
Accumulated deficit	(29,463,278)	(27,059,031)
Total Stockholders’ Equity	(782,349)	345,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$573,258	$578,904

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

Consolidated Statement of Operations

	Three Months Ended		Years Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit (Loss)	-	-	-	-

Operating Expenses
Professional fees	1,288,451	1,315,884	1,477,865	1,567,352
General and administrative	361,908	1,479,956	430,964	1,803,461
Total Operating Expenses	1,650,359	2,795,840	1,908,829	3,370,813

Loss from operations	(1,650,359)	(2,795,840)	(1,908,829)	(3,370,813)

Other Income (Expense)
Interest expense	-	-	-	-
Interest income	3,373	5,359	3,373	7,216
Amortization of OID	(322,917)	-	(375,000)	-
Interest Expense	(66,092)	-	(127,233)	-
Change in fair value of derivative liability	-	-	-	-
Gain on settlement of debt	-	-	-	-
Total other income (expenses)	(385,636)	5,359	(498,860)	43,318,160

Income (loss) before income taxes	(2,035,995)	(2,790,481)	(2,407,689)	(3,363,597)

Provision for income taxes	-	-	-	-

Net income (loss)	$(2,035,994)	$(2,790,481)	$(2,407,688)	$(3,363,597)

Other comprehensive income				-

Comprehensive income (Loss)	$(2,035,994)	$(2,790,481)	$(2,407,689.21)	$(3,363,597.2)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	3,323,670,853	2,695,718,387	3,033,107,418	2,695,718,387
Diluted	3,504,300,990	2,695,718,387	3,213,737,555	2,695,718,387

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Convertible
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Share to be issued	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2021	-	-	2,575,909,930	2,575,910	21,210,721	-	(23,695,434)	91,197

Common stock issued for cash and warrants	-	-	116,446,154	116,446	483,554	-	-	600,000
Common stock issued for services	-	-	834,000	834	4,166	-	-	5,000
Stock based compensation	-	-	-	-	2,436,826	-	-	2,436,826
Proceeds received shares to be issued	-	-	-	-	-	576,000	-	576,000
Net loss	-	-	-	-	-		(3,363,597)	(3,363,597)
Balance - December 31, 2022	-	$-	2,693,190,084	$2,693,190	$24,135,267	$576,000	$(27,059,031)	$345,426

Common stock issued for cash and warrant	-	-	138,480,769	138,481	808,519	(175,000)	-	772,000
Stock based compensation	-	-	-	-	504,472		-	504,472
Proceeds received shares to be issued	-	-	-	-	-		-	-
Net loss	-	-	-	-	-		(2,407,688)	(2,407,688)
Balance - December 31, 2023	-	$-	2,831,670,853	$2,831,671	$25,448,258	$401,000	$(29,466,719)	$(785,790)

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2023	2022
OPERATING ACTIVITIES
Net Income	$(2,407,689.21)	$(3,363,597.20)
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	$1,292,317.32	$(260,948.07)
Net cash provided by operating activities	$(1,115,371.89)	$(3,624,545.27)

INVESTING ACTIVITIES
Investment in 369 Hemp	$(400,039.45)	$-
Investment in Metabiogenix (US)	$(50,000.00)	$-
Accumulated Amortization	$62,500.00	$-
Net cash provided by investing activities	$(387,539.45)	$-

FINANCING ACTIVITIES

Capital Stock - $0.001 Par Valu	$138,480.77	$117,280.15
Additional Paid in Capital	$1,312,991.23	$2,924,645.85
Stock payable	$(175,000.00)	$576,000.00

Net cash provided by financing activities	$1,276,472.00	$3,617,926.00

Net cash increase for period	$(226,439.34)	$(6,619.27)
Cash at beginning of period	$226,230.61	$232,849.88
Cash at end of period	$(208.73)	$226,230.61

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

For the years ended December 31, 2023 and 2022, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years ended December 31,
	2023	2022
	(shares)	(shares)

Warrants	599,557,692	116,446,154
Stock option	1,034,000,000	854,000,000
	1,633,557,692	970,446,154

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

The following table summarizes fair value measurements by level at December 31, 2023 and 2022, measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3		Total
Assets
Notes receivables, net	$-	$-	$		$

Liabilities
None	$-	$-		$-		$-

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$163,588	$163,588

Liabilities
None	$-	$-	$-	$-

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2023 and 2022, the Company did not have any derivative instruments that were designated as hedges.

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

Recent Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net cash used in operations of $(209) and has an accumulated deficit of $29,463,278, for the year ended December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Accounts payable	$949,358	$139,603
Credit card	0	7,877
Accrued expenses	406,250	82,715
Accrued management fee	0	3,183
	$233,378	$233,378

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On November 9, the Company converted the $25,000 10% Fixed Convertible Promissory Note, including interest, issued on August 9, 2022 into 11,388,889 common shares. The issued shares will be restricted under Rule 144 required holding periods.

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

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Expected term	2.66 - 5.50 years	0.06-0.50 years
Expected average volatility	180 - 203%	–146%-389%
Expected dividend yield	-	-
Risk-free interest rate	0.67 - 3.79%	0.07-0.27%

During the year ended December 31, 2022, the Company granted 820,000,000 options valued at $8,004,855. During the year ended December 31, 2022, the Company recognized stock option expense of $5,728,701, of which $5,631,014 was to related parties, and as of December 31, 2022, $2,276,154 remains unamortized, of which $2,276,154 is with related parties. The intrinsic value of the 820,000,000 options outstanding as of December 31, 2022 is $210,000.

During the year ended December 31, 2023, board members Keith Crouch and Michael Blicharski were each granted the option to purchase up to 10 million shares of common stock, for a total of 20 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

On December 20, 2023, the Company entered into a consulting agreement for general business strategy for the period of one year and a stock option agreement for compensation of services which were granted the option to purchase up to 14 million shares of common stock, at a price of $0.01 per share of common stock. Such options will vest quarterly on March 30,2023, June 30,2023 and balance on December 20,2023, with the first quarter vesting upon the grant date.

During the year ended December 31, 2023, the Company recognized stock option expense of $2,436,926, of which $2,420,730 was to related parties, and as of December 31, 2023, $96,777 remains unamortized, of which $48,188 is with related parties. The intrinsic value of the 854,000,000 options outstanding as of December 31, 2023, was $0

The following is a summary of stock option activity during the year ended December 31, 2023:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life		Fair value
	Options	Exercise Price	(years)		on Grant Date

Outstanding, December 31, 2020	-	$-	-		$-
Granted	820,000,000	0.012	10.00		8,004,855
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2021	820,000,000	$0.012	9.60		$8,004,855
Granted	34,000,000	0.010	7.95		256,032
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2022	854,000,000	$0.010	8.77		$8,260,887
Granted	180,000,000	0.012	7.07		543,591
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2023	1,034,000,000	0.012	7.07	#	$8,804,478

Exercisable options, December 31, 2023	1,034,000,000	$0.012	7.07		$8,804,478

Warrants

As part of the February 16, 2023 private placement, the Company granted warrants, which provides the option to purchase one common share for each common share purchased. The warrants issued have an exercise price of $0.01 per warrant and expire five years from the date of grant. A total of 104,600,000 warrants were granted.

As part of the August 12, 2023 private placement, the Company granted warrants, which provides the option to purchase one common share for each common share purchased. The warrants issued have an exercise price of $0.013 per warrant and expire five years from the date of grant. A total of 11,846,154 warrants were granted.

The following is a summary of warrant activity during the year ended December 31, 2023:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Fair value
	Warrants	Exercise Price	(years)	on Grant Date
Outstanding, December 31, 2021	-	$-	-
Granted	116,446,154	0.01	5.00	$726,662
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2022	116,446,154	$0.01	4.38	$726,662
Granted	599,557,692	0.01	5.00	3,402,881
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December, 2023	716,003,846	$0.007	4.33	$4,129,543

The intrinsic value of the warrant outstanding as of December 31, 2023 is $0.007

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

The components of deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022

Deferred tax assets
Net operating losses	$3,608,093	$2,901,738
Deferred tax liabilities
Accelerated tax depreciation	-	-
Net deferred tax assets	3,608,093	2,901,738

Less: Valuation allowance	(3,608,093)	(2,901,738)
Net	$-	$-

At December 31, 2023 and 2022, the Company has provided a full valuation allowance for the deferred tax assets.

At December 31, 2023, the Company had $17,181,395 of net operating losses (“NOLs”). NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

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

NOTE 7 - NET (LOSS) INCOME PER COMMON SHARE

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

	Years Ended December 31,
	2023	2022
Numerator:
Net (loss) income	$(3,363,597)	$37,477,226
Gain on change in fair value of derivatives	-	(43,310,944)
Net loss - diluted	$(3,363,597)	$(5,833,718)

Denominator:
Weighted average common shares outstanding	2,649,851,579	2,445,150,836
Effect of dilutive shares	-	95,922,611
Diluted	2,649,851,579	2,541,073,447

Net (loss) income per common share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$(0.00)

For the year ended December 31, 2023, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 8 - SUBSEQUENT EVENTS

The Company has assessed all events from December 31, 2023, up through March 31, 2023, which is the date that these consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements other than events detailed below.

On January 25, 2023, the Company amended the August 2023 Offering to increase the maximum number of Stock and Warrants issued to 200 million restricted common shares and 400 million of warrants, increased warrant issuance ratio from 1:1 to 2:1 and will extend the duration of the Offering to January 31, 2023.

During January 2023, pursuant to the August 2023 Offering, the Company received $30,000 and $26,000 cash from two investors.

During February 2023, the Company issued restricted common shares and warrants pursuant to the closing of the August 2023 Offering totaling 89,230,769 million restricted common shares and 190,323,692 warrants.

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

