Form 10-K/A
period 2023-12-31
Indoor Harvest Corp
filed 2024-07-15
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31st 2023 was $3,105,704, based upon the closing price of $ 0.001 of the registrant’s common stock on that date as reported on OTC Markets Group Inc.

As of December 31st, 2023, there were 3,105,704,056 shares issued and outstanding.

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, amends in its entirety the Annual Report on Form 10-K that was originally filed on July 1st,, 2024 (the “Annual Report”), to:

●	comply with (17 CFR 240), which requires annual financial statements included in annual reports on Form 10-K to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB,

●	to update financial statements and various other disclosures throughout this quarterly report,

●	to include the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act, and,

●	to include exhibit 101, for XBRL (eXtensible Business Reporting Language) files.

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

Description of Business

Indoor Harvest, through its brand name Indoor Harvest®, was focused on leveraging technology and planning on Vertical Farming, Building Integrated Agriculture, Controlled Environment Agriculture and Aeroponic Cultivation technology with other synergistic enterprises in the Cannabis industry prior to 2020.

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

Changes in Business Operations

2023 was a continuation of our 2020 restructuring, reorganizing, and repositioning of the business. The Company believes it is positioned to start executing its business strategy and leveraging the public company to create shareholder value. The recent long-term commitments of the new management team coupled with a robust business network to support our business initiatives have laid the foundation for the future. We will be working on branding and continuing to build our team in 2024, once we have our new plans funded.

The current business strategy is to position the Company as an integrated consolidation platform for opportunities based on the management’s relationships and experience.

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

Employees

As of December 31, 2023, we have 0 full-time employees and use a variety of advisors and consultants.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the OTC Markets under the symbol “INQD”. As of December 31, 2023, there were 3,105,704,056 outstanding shares of common stock and approximately 103 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Common Stock

As of December 31, 2023 and 2022, there were 3,105,704,056 and 2,693,190,084 shares of common stock issued and outstanding.

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

Holders of Common Stock

We have 103 shareholders of record for our common stock, as of December 31, 2023.

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

Warrants

There are 761,003,846 million warrants outstanding as of December 31, 2023.

Options

There are 1,024 million outstanding options to purchase our securities as of December 31, 2023. These options are held by the current management team, board of directors, and consultants.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Reports on Form 10-Q as follows:

During the year ended December 31, 2021, the Company issued 174,513,889 shares of common stock as follows:

●	16,513,889 shares for conversion of debt of $35,875.

●	60,000,000 shares for conversion of 750,000 Series A Convertible Preferred stock

●	98,000,000 shares in private placement offerings

During the year ended December 31, 2022, the Company issued 117,280,154 shares of common stock as follows:

●	116,446,154 shares of common stock for the private placements at $0.005 and $0.0065 per share for cash of $600,000.

●	834,000 shares for consulting service valued at $5,000.

During the year ended December 31, 2023, the Company issued 412,513,972 shares of common stock as follows:

●	412,513,972 shares of common stock for the private placements at $0.0065, $0.005, $0.001, $0.000375 per share for cash of $1,212,911.

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

During the year ended December 31, 2023, in connection with the mentioned private placement offerings, the company received $1,258,911 in cash proceeds. Out of the $1,258,911, there are $45,000 balances of shares to be issued.

As of December 31, 2023, and 2022, there were 3,105,704,056 and 2,693,190,084 shares of Common Stock issued and outstanding, respectively.

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

The Company was funded through a convertible note structure from 2017 into 2019, which allowed the Company to keep being active while we restructure, reposition and recapitalize the company. We continue to seek funding from other capital sources as we position the company for future growth.

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

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Our operating results for the years ended December 31, 2023 and 2022 and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	December 31,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses
Depreciation and amortization expense			-	-
Professional fees	1,566,940	1,567,352	(412)	0%
General and administrative expenses	400,473	1,803,461	(1,402,988)	(78)%
Total operating expenses	1,967,414	3,370,813	(1,403,399)	(42)%
Loss from operations	(1,967,414)	(3,370,813)	1,403,399	(42)%
Other expense
Interest income	3,373	7,216	(3,843)	(53)%
Amortization of OID	(312,500)	-	(312,500)	100%
Interest Expense	(360,788)	-	(360,788)	100%
Impairment loss	(624,289)	-	(624,289)	100%
Total other expense	(1,294,204)	7,216	1,301,420	18035%
Net loss	$(3,261,618)	$(3,363,597)	$101,979	(3)%

Revenues

During the years ended December 31, 2023 and 2022, the Company generated no revenue.

Operating Expenses

Total operating expenses for the years ended December 31, 2023 and 2022 were $1,967,414 and $3,370,813 respectively, for an aggregate decrease in expenses of $1,403,399 or 42%. The aggregate decrease is primarily related to General and Administrative Expenses.

Other Expense

Total other expense for the year ended December 31, 2023 and 2022 were $(1,294,204) and $7,216, for an increase of $1,301,420 or 18035%. The increase was primarily related to the issuance of convertible notes of $312,500 and impairment loss of $624,289.

Net Income

As a result of the factors discussed above, net loss for the year ended December 31, 2023 was a loss of $3,261,618 as compared to a net loss of $3,363,597 for the year ended December 31, 2022, which reflects a decrease of $101,979 or 3%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2023 and December 31, 2022, respectively.

Working Capital

	December 31,	December 31,
	2023	2022	Change	%
Current assets	$37,417	$433,904	$(396,487)	(91)%
Current liabilities	$1,327,085	$233,378	$1,093,707	469%
Working capital deficiency	$(1,289,667)	$200,526	$(1,490,193)	(743)%

Cash Flows

	Years Ended
	December 31,
	2023	2022	Change	%
Cash used in operating activities	$(518,942)	$(877,619)	$358,677	(41)%
Cash used in investing activities	$(479,289)	$(305,000)	$(174,289)	57%
Cash provided by financing activities	$772,000	$1,176,000	$(404,000)	(34)%
Net Change in Cash During Period	$(226,231)	$(6,619)	$(219,612)	3318%

As of December 31, 2023, our Company’s cash balance was $0 and total assets were $37,417. As of December 31, 2022, our Company’s cash balance was $226,231 and total assets were $578,904. The decrease in total assets was primarily the result of a decrease in financing activities.

As of December 31, 2023, our Company had total liabilities of $1,327,085, compared with total liabilities of $233,378 as at December 31, 2022. The increase in total liabilities was primarily related to accrued expense and issuance of convertible notes into fiscal year end.

As of December 31, 2023, our Company had a working capital deficiency of $1,289,667 compared with working capital of $200,526 as of December 31, 2022. The increase in working capital deficiency was primarily attributed to a decrease in financing activities.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 and 2022 were $(518,942) and $(877,619), respectively, for a decrease of $358,677. The decrease in net cash used in operating activities is primarily related to business development activities and operating expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2023 and 2022, the Company utilized $(479,289) and $(305,000), respectively, in investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 and 2022 were $772,000 and $1,176,000, respectively, for an increase of $404,000. During the year December 31, 2023, the Company received $522,000 through private placements stock subscriptions. During the year December 31, 2022, the Company received $1,176,000 through private placements stock subscriptions.

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

Additionally, on February 20, 2018, the Company entered into an indemnity agreement with Mr. Weadock (the “Weadock Indemnity Agreement”). Pursuant to the terms of the Weadock Indemnity Agreement, the Company agreed to use reasonable efforts to obtain and maintain in full force and effect directors’ and officers’ liability insurance (“D&O Insurance”) in reasonable amounts from established and reputable insurers; provided, however, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage is reduced by exclusions so as to provide an insufficient benefit, or Mr. Weadock is covered by similar insurance maintained by a subsidiary of the Company. In addition the foregoing, the Company will indemnify Mr. Weadock from certain third party actions, derivative actions and actions where Mr. Weadock is decreased; provided, however, the Company shall not be obligated to indemnify Mr. Weadock for actions including, but not limited to, actions initiated by Mr. Weadock, for any action in which it is determined that the material assertions made by Mr. Weadock in such proceeding were not made in good faith or were frivolous, for any settlements not authorized by the Company, for any actions on the account of Mr. Weadock’s willful misconduct, and for any expenses and the payment of profits arising from the purchase and sale Mr. Weadock of securities in violation of Section 16(b) of the Securities Exchange Act, or any similar successor statute; provided, further that, that the Company shall not be obligated to indemnify Mr. Weadock for expenses or liabilities of any type whatsoever which have been paid directly to Mr. Weadock pursuant to the Company’s D&O Insurance policy.

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

Director Compensation

During the year ended December 31, 2022, board members Keith Crouch and Michael Blicharski were each granted the option to purchase up to 10 million shares of common stock, for a total of 20 million shares, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date. Each director is due to be paid $25,000 annually.

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

	Years ended
	December 31,
	2023	2022
	(shares)	(shares)

Series A Preferred Stock	0	0
Convertible notes	507,896	0
Stock Options	1,024,000,000	854,000,000
Warrants	761,003,846	116,446,154
	1,785,511,742	970,446,154

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

Certain Ownership Table(1)

Name	Number of Shares of Common Stock	Percentage
Leslie Bocskor (3)	65,552	0.002111%
Rick Gutshall (4)	758,401	0.024420%
Lang Coleman (5)	1,317,528	0.042423%
All executive officers and directors as a group (4 persons)	2,141,481	0.068953%

Benjamin Coleman	1,317,528	0.042423%

1. The percentages are based on the total issued common stock as of December 31, 2023 of 3,105,704,056.

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

	2023	2022
Audit fees	$19,535	$17,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$19,535	$17,500

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

Dated: July 12, 2024	INDOOR HARVEST CORP

	By:	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Keith Crouch	Director	July 12, 2024
Keith Crouch

/s/ Michael Blicharski	Director	July 12, 2024
Michael Blicharski

INDOOR HARVEST CORP

Consolidated Financial Statements

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
Indoor Harvest Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indoor Harvest Corp and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company had incurred substantial losses, and had an accumulated deficit and had net cash outflows in operating activities which gave rise to substantial doubt regarding the Company’s ability to continue as a going concern. As discussed in Note 2 to the financial statements, as of December 31, 2023, the Company’s had a negative net working capital position and continued to incur substantial losses and net cash outflows in operating activities; accordingly, the substantial doubt regarding the Company’s ability to continue as going concern was not alleviated and still exists; however, management is closely monitoring the situation; its plan to address this substantial doubt in set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment on acquisition deposit: During the audit of the year ended December 31, 2023, auditors noted that there was a deposit paid towards an acquisition which has not been completed. We inquired management, reviewed available relevant documentation and performed analysis of the qualitative factors; it was determined that it is unlikely that the transaction will be completed. The deposit asset is neither recoverable nor is it expected to bring future benefit to the Company and that full impairment was reasonable.

Valuation of Stock option: As described further in Notes 5 to the financial statements, the Company granted the board members, certain consultants and advisors stock options as compensation for their services rendered. The Company utilized a e Black-Scholes model to determine the fair value of the stock options, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate. Auditors determined the assessment of the fair values of the stock options as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the stock options. Auditing the valuation of the stock options involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

●	Reviewing the stock option agreement to verify the terms and amount of the stock option issued.
●	Evaluating the appropriateness of the Black-Scholes model used by the Company to value the stock options.
●	Testing the reasonableness of the assumptions used by the Company in the Black-Scholes model including exercise price, term, expected volatility, and risk-free interest rate.
●	Testing the accuracy and completeness of data used by the Company in developing the assumptions used in the Black-Scholes model.

WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as the Company’s auditor since November 26, 2019

San Mateo, California

July 15, 2024

INDOOR HARVEST CORP

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$-	$226,231
Notes receivable, net	-	163,588
Prepaid expenses and other receivable	37,418	44,085
Total Current Assets	37,418	433,904

Prepayment for acquisition-related party	-	145,000
TOTAL ASSETS	$37,418	$578,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$855,991	$233,378
Convertible notes payable, net of debt discount of $0	471,094	-
Total Current Liabilities	1,327,085	233,378

Total Liabilities	1,327,085	233,378

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 3,105,704,056 and 2,693,190,084 shares issued and outstanding, respectively	3,105,704	2,693,190
Additional paid in capital	25,394,278	24,135,367
Shares to be issued	531,000	576,000
Accumulated deficit	(30,320,649)	(27,059,031)
Total Stockholders’ Equity	(1,289,667)	345,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,418	$578,904

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

Consolidated Statement of Operations

	Years Ended
	December 31,
	2023	2022

Revenue	$-	$-
Cost of sales	-	-
Gross Profit (Loss)	-	-

Operating Expenses
Professional fees	1,566,940	1,567,352
General and administrative	400,473	1,803,461
Total Operating Expenses	1,967,413	3,370,813

Loss from operations	(1,967,413)	(3,370,813)

Other Income (Expense)
Interest income	3,373	7,216
Amortization of OID	(312,500)	-
Interest Expense	(360,788)	-
Impairment loss	(624,289)	-
Total other income (expenses)	(1,294,204)	7,216

Income (loss) before income taxes	(3,261,618)	(3,363,597)

Provision for income taxes	-	-

Net income (loss)	$(3,261,618)	$(3,363,597)

Comprehensive income (Loss)	$(3,261,618)	$(3,363,597)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,913,802,800	2,695,718,387
Diluted	3,001,440,165	2,695,718,387

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Convertible
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Share to be issued	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2021	-	-	2,575,909,930	2,575,910	21,210,721	-	(23,695,434)	91,197

Common stock issued for cash and warrants	-	-	116,446,154	116,446	483,554	-	-	600,000
Common stock issued for services	-	-	834,000	834	4,166	-	-	5,000
Stock based compensation	-	-	-	-	2,436,926	-	-	2,436,926
Proceeds received shares to be issued	-	-	-	-	-	576,000	-	576,000
Net loss	-	-	-	-	-		(3,363,597)	(3,363,597)
Balance - December 31, 2022	-	$-	2,693,190,084	$2,693,190	$24,135,267	$576,000	$(27,058,931)	$345,526

Common stock issued for cash and warrant	-	-	172,230,769	172,231	524,769	-	-	697,000
Common stock issued for services	-	-	100,000,000	100,000	20,000	-	-	120,000
Common stock issued for convertible note	-	-	31,250,000	31,250	218,750	-	-	250,000
Common stock issued for default interest	-	-	109,033,203	109,033	54,517	-	-	163,550
Stock based compensation	-	-	-	-	440,875	-	-	440,875
Proceeds received shares to be issued			-		-	(45,000)		(45,000)
Net loss	-	-	-	-	-		(3,261,618)	(3,261,618)
Balance - December 31, 2023	-	$-	3,105,704,056	$3,105,704	$25,394,178	$531,000	$(30,320,649)	$(1,289,667)

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(3,261,618)	$(3,363,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	312,500	-
Interest expenses	322,144
Impairment loss	624,289	-
Stock based compensation	690,875	2,441,926
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	170,256	(37,706)
Accounts payable and accrued expenses	629,645	122,876
Due to related party	-	(33,902)
Net Cash used in Operating Activities	(511,909)	(870,403)

Cash Flows from Investing Activities:
Investment in 369 Hemp	(429,289)	-
Investment in Metabiogenix (US)	(50,000)	(160,000)
Prepayments for acquisition - related party	-	(145,000)
Net Cash used in Investing Activities	(479,289)	(305,000)

Cash Flows from Financing Activities:
Proceeds from convertible notes	250,000	-
Proceeds from stock subscriptions for shares to be issued	401,000	576,000
Proceeds from issuance of common stock and warrants	121,000	600,000
Net Cash provided by Financing Activities	772,000	1,176,000

Net change in cash	(219,198)	597
Cash, beginning of period	226,231	232,850
Cash, end of period	$(0)	$226,231

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common stock and warrants issued from shares to be issued	$576,000	$-

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

	Years Ended December 31,
	2023	2022
	(shares)	(shares)

Series A Preferred Stock	-	-
Convertible notes	140,283,203	-
Warrant	761,003,846	-
Stock option	1,024,000,000	820,000,000
	1,925,287,049	820,000,000

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

The following table summarizes fair value measurements by level at December 31, 2023 and 2022, measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Convertible notes, net	$-	$-	$471,904	$471,904

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Notes receivables, net	$-	$-	$163,588	$163,588

Liabilities
None	$-	$-	$-	$-

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net cash used in operations of $(511,909) and has an accumulated deficit of $30,320,649, for the year ended December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Accounts payable	$(569,844)	$(139,603)
Credit card	(6,800)	(7,877)
Accrued expenses	(213,377)	(85,898)
Accrued management fee	(29,167)	0
Accrued interest	(36,803)	0
	$(855,991)	$(233,378)

NOTE 4 - RELATED PARTY TRANSACTIONS

Management

During the year ended December 31, 2023 the Company recorded an impairment loss of $624,289 to impair the prepayment of $145,000 for acquisition of Electrum Partners LLC; of $429,289 deposit on acquisition of Hemp 369; and of $50,000 deposit on acquisition of MetaBioGenix

During the year ended December 31, 2023 and 2022, the Company paid professional fees of $1,566,940 and $1,567,352 respectively.

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

Common Stock

Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2022, the Company issued 117,280,154 shares of common stock as follows:

●	116,446,154 shares of common stock for the private placements at $0.005 and $0.0065 per share for cash of $600,000.
●	834,000 shares for consulting service valued at $5,000.

During the year ended December 31,2023, the Company issued 412,513,972 shares of common stock as follows:

●	172,230,769 Shares of common stock for the private placements at $0.001,$0.000375, $0.0065 per share for cash of $524,769
●	100,000,000 Shares of common stock for consulting services valued at $20,000.
●	31,250,000 shares of common stock for a convertible notes of $325,000.
●	109,033,203 shares of common stock for default interest

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

As of December 31, 2023, and 2022, there were 3,105,704,056 and 2,693,190,084 shares of Common Stock issued and outstanding, respectively.

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

The following is a summary of stock option activity during the year ended December 31, 2023:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life		Fair value
	Options	Exercise Price	(years)		on Grant Date

Outstanding, December 31, 2020	-	$-	-		$-
Granted	820,000,000	0.012	10.00		8,004,855
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2021	820,000,000	$0.012	9.60		$8,004,855
Granted	34,000,000	0.010	7.95		256,032
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2022	854,000,000	$0.010	8.77		$8,260,887
Granted	170,000,000	0.012	7.09		460,820
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2023	1,024,000,000	0.012	7.09	#	$8,721,707

Exercisable options, December 31, 2023	1,024,000,000	$0.012	7.09		$8,721,707

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

The following is a summary of warrant activity during the year ended December 31, 2023:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Fair value
	Warrants	Exercise Price	(years)	on Grant Date
Outstanding, December 31, 2021	-	$-	-
Granted	116,446,154	0.01	5.00	$726,662
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2022	116,446,154	$0.01	4.38	$726,662
Granted	644,557,692	0.01	5.00	3,402,881
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December, 2023	761,003,846	$0.007	4.33	$4,129,543

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

The components of deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022

Deferred tax assets
Net operating losses	$4,096,307	$3,608,093
Deferred tax liabilities
Accelerated tax depreciation	-	-
Net deferred tax assets	4,096,307	3,608,093

Less: Valuation allowance	(4,096,307)	(3,608,093)
Net	$-	$-

At December 31, 2023 and 2022, the Company has provided a full valuation allowance for the deferred tax assets.

At December 31, 2023, the Company had $19,506,224 of net operating losses (“NOLs”). NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

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

	Years Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$(3,261,618)	$(3,363,597)
Net income (loss) - diluted	$(3,261,618)	$(3,363,597)

Denominator:
Weighted average common shares outstanding	2,913,802,800	2,695,718,387
Effect of dilutive shares	86,862,323	-
Diluted	3,001,440,165	2,695,718,387

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

For the year ended December 31, 2023, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of December 31, 2023 and up through July 12, 2024, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On February 27, 2024, the Company entered into an advisory agreement with Pacific Capital Markets LLC. Pursuant to the agreement, the company issued 100,000,000 restricted common Rule 144 shares in leiu of $100,000 cash payment for services to be rendered and performed by Pacific Capital Markets, LLC during the term of this agreement. Pacific Capital Markets, LLC is going to be advising the Company on capital formation and communications.

On June 19, 2024, the Company entered into an agreement with an advisor. The company agreed to issue 100,000,000 shares of common stock to the advisor and additionally pay $10,000 cash per month for one year with the ability to renew at Company’s sole and absolute discretion at the end of each year. The Advisor has had experience with certain segments of the population based on ethnicity and is advising the company on Business Development and Capital Formation in the community they have experience with.

