Form 10-K/A
period 2023-12-31
Indoor Harvest Corp
filed 2024-09-04
CIK 1572565

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

As of June 28, 2024, there were 3,205,704,056 shares issued and outstanding.

Explanatory Note

This Amendment NO. 2 to our Annual Report on Form-10K for the year ended December 31, 2023, amends in its entirety the Annual Report on Form 10-K that was originally filed on July 1st, 2024 (the “Annual Report”), to:

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

Other Expense

Total other expense for the year ended December 31, 2023 and 2022 were $(1,294,204) and $7,216, for an increase of $1,301,420 or 18035%. The increase was primarily related to the amortization of convertible notes discount of $312,500 and impairment loss of $624,289.

Net Income

As a result of the factors discussed above, net loss for the year ended December 31, 2023 was a loss of $3,261,618 as compared to a net loss of $3,363,597 for the year ended December 31, 2022, which reflects a decrease of $101,979 or 3%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2023 and December 31, 2022, respectively.

Working Capital

	December 31,	December 31,
	2023	2022	Change	%
Current assets	$37,417	$433,904	$(396,487)	(91)%
Current liabilities	$1,327,085	$233,378	$1,093,707	469%
Working capital (deficiency)	$(1,289,667)	$200,526	$(1,490,193)	(743)%

Cash Flows

	Years Ended
	December 31,
	2023	2022	Change	%
Cash used in operating activities	$(518,942)	$(877,619)	$358,677	(41)%
Cash used in investing activities	$(479,289)	$(305,000)	$(174,289)	57%
Cash provided by financing activities	$772,000	$1,176,000	$(404,000)	(34)%
Net Change in Cash During Period	$(226,231)	$(6,619)	$(219,612)	3318%

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

As of December 31, 2023, our Company had a working capital deficiency of $1,289,667 compared with working capital of $200,526 as of December 31, 2022. The increase in working capital deficiency was primarily attributed to a decrease in financing activities and increase in cash used in investing activities.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 and 2022 were $(518,942) and $(877,619), respectively, for a decrease of $358,677. The decrease in net cash used in operating activities is primarily related to business development activities and operating expenses due to less activities in operations and decreased stock option compensation to advisors and directors.

Cash Flow from Investing Activities

During the year ended December 31, 2023 and 2022, the Company utilized $(479,289) and $(305,000), respectively, in investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 and 2022 were $772,000 and $1,176,000, respectively, for an decrease of $404,000. During the year December 31, 2023, the Company received $522,000 through private placements stock subscriptions. During the year December 31, 2022, the Company received $1,176,000 through private placements stock subscriptions.

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

Certain Ownership Table(1)

Name	Number of Shares of Common Stock	Percentage
Leslie Bocskor (2)	65,552	0.002111%
Rick Gutshall (3)	758,401	0.024420%
Lang Coleman (4)	1,317,528	0.042423%
All executive officers and directors as a group (4 persons)	2,141,481	0.068953%

Benjamin Coleman	1,317,528	0.042423%

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

The note is convertible into shares of the Company’s common stock ninety (90) days from September 28, 2020. Note 4 is convertible at the lower conversion price of $0.002 or 65% of the lowest trading prices of the Company’s common stock during the fifteen (15) consecutive trading days prior to the date of on which a noteholder elects to convert all or part of the note. During the year ended December 31, 2021, the note was fully converted into common stock.

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

Dated: September 4, 2024	INDOOR HARVEST CORP

	By:	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Keith Crouch	Director	September 4, 2024
Keith Crouch

/s/ Michael Blicharski	Director	September 4, 2024
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

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company had incurred substantial losses, and had an accumulated deficit and had net cash outflows in operating activities which gave rise to substantial doubt regarding the Company’s ability to continue as a going concern. As discussed in Note 2 to the financial statements, as of December 31, 2023, the Company’s had no cash, a negative net working capital position and continued to incur substantial losses, leading to stockholders’ deficit, and net cash outflows in operating activities; accordingly, the substantial doubt regarding the Company’s ability to continue as going concern was not alleviated and still exists; however, management is closely monitoring the situation; its plan to address this substantial doubt in set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment on acquisition deposits: During the audit of the year ended December 31, 2023, auditors noted that there was a deposit paid towards an acquisition which has not been completed. We inquired management, reviewed available relevant documentation and performed analysis of the qualitative factors; it was determined that it is unlikely that the transaction will be completed. The deposit asset is neither recoverable nor is it expected to bring future benefit to the Company and that full impairment was reasonable.

Valuation of Stock option: As described further in Notes 6 to the financial statements, the Company granted the board members, certain consultants and advisors stock options as compensation for their services rendered. The Company utilized a Black-Scholes model to determine the fair value of the stock options, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate. Auditors determined the assessment of the fair values of the stock options as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the stock options. Auditing the valuation of the stock options involved a high degree of auditor judgement and specialized skills and knowledge were needed.

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

WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as the Company’s auditor since November 26, 2019

San Mateo, California

July 16, 2024

INDOOR HARVEST CORP

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$-	$226,231
Notes receivable, net	-	163,588
Prepaid expenses and other receivable	37,418	44,085
Total Current Assets	37,418	433,904

Prepayment for acquisition-related party	-	145,000
TOTAL ASSETS	$37,418	$578,904

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$855,991	$233,378
Convertible note payable, net of debt discount of $0	471,094	-
Total Current Liabilities	1,327,085	233,378

Total Liabilities	1,327,085	233,378

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock: 15,000,000 authorized; $0.01 par value; Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value; 3,105,704,056 and 2,693,190,084 shares issued and outstanding, respectively	3,105,704	2,693,190
Additional paid in capital	25,394,278	24,135,367
Shares to be issued	531,000	576,000
Accumulated deficit	(30,320,649)	(27,059,031)
Total Stockholders’ Equity (Deficit)	(1,289,667)	345,526
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$37,418	$578,904

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

Consolidated Statement of Operations

	Years Ended
	December 31,
	2023	2022

Revenue	$-	$-
Cost of sales	-	-
Gross Profit (Loss)	-	-

Operating Expenses
Professional fees	1,566,940	1,567,352
General and administrative	400,473	1,803,461
Total Operating Expenses	1,967,413	3,370,813

Loss from operations	(1,967,413)	(3,370,813)

Other Income (Expense)
Interest income	3,373	7,216
Amortization of OID	(312,500)	-
Interest Expense	(360,788)	-
Impairment loss	(624,289)	-
Total other income (expenses)	(1,294,204)	7,216

Loss before income taxes	(3,261,618)	(3,363,597)

Provision for income taxes	-	-

Net loss	$(3,261,618)	$(3,363,597)

Comprehensive Loss	$(3,261,618)	$(3,363,597)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	2,913,802,800	2,695,718,387
Diluted	3,001,440,165	2,695,718,387

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Convertible
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Share to be issued	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2021	-	-	2,575,909,930	2,575,910	21,210,721	-	(23,695,434)	91,197

Common stock issued for cash and warrants	-	-	116,446,154	116,446	483,554	-	-	600,000
Common stock issued for services	-	-	834,000	834	4,166	-	-	5,000
Stock based compensation	-	-	-	-	2,436,926	-	-	2,436,926
Proceeds received shares to be issued	-	-	-	-	-	576,000	-	576,000
Net loss	-	-	-	-	-		(3,363,597)	(3,363,597)
Balance - December 31, 2022	-	$-	2,693,190,084	$2,693,190	$24,135,267	$576,000	$(27,058,931)	$345,526

Common stock issued for cash and warrant	-	-	172,230,769	172,231	524,769	(576,000)	-	121,000
Common stock issued for services	-	-	100,000,000	100,000	20,000	130,000	-	250,000
Common stock issued for convertible note	-	-	31,250,000	31,250	218,750	-	-	250,000
Common stock issued for default interest	-	-	109,033,203	109,033	54,517	-	-	163,550
Stock based compensation	-	-	-	-	440,875	-	-	440,875
Proceeds received shares to be issued			-		-	401,000		401,000
Net loss	-	-	-	-	-		(3,261,618)	(3,261,618)
Balance - December 31, 2023	-	$-	3,105,704,056	$3,105,704	$25,394,178	$531,000	$(30,320,649)	$(1,289,667)

The accompanying notes are an integral part of these audited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3,261,618)	$(3,363,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	312,500	-
Interest expenses	322,144
Impairment loss	624,289	-
Stock based compensation	690,875	2,441,926
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	170,256	(37,706)
Accounts payable and accrued expenses	622,613	122,876
Due to related party	-	(33,902)
Net Cash used in Operating Activities	(518,941)	(870,403)

Cash Flows from Investing Activities:
Investment in 369 Hemp	(429,289)	-
Investment in Metabiogenix (US)	(50,000)	(160,000)
Prepayments for acquisition - related party	-	(145,000)
Net Cash used in Investing Activities	(479,289)	(305,000)

Cash Flows from Financing Activities:
Proceeds from convertible note	250,000	-
Proceeds from stock subscriptions for shares to be issued	401,000	576,000
Proceeds from issuance of common stock and warrants	121,000	600,000
Net Cash provided by Financing Activities	772,000	1,176,000

Net change in cash	(226,231)	597
Cash, beginning of period	226,231	232,850
Cash, end of period	$-	$226,231

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common stock and warrants issued from shares to be issued	$576,000	$-

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

	Years Ended December 31,
	2023	2022
	(shares)	(shares)

Series A Preferred Stock	-	-
Convertible notes	140,283,203	-
Warrant	761,003,846	116,446,154
Stock option	1,024,000,000	854,000,000
	1,925,287,049	970,446,154

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

The following table summarizes fair value measurements by level at December 31, 2023 and 2022, measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Convertible notes, net	$-	$-	$471,904	$471,904

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Notes receivable, net	$-	$-	$163,588	$163,588

Liabilities
None	$-	$-	$-	$-

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net cash used in operations of $(518,941) and has an accumulated deficit of $30,320,649, for the year ended December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE NOTES

On April 12, 2023, the Company’s board of directors approved to issue a convertible note of $312,500 with 20% discount, at rate of 6% per annum and maturity date shall be ninety days after issuance of note, which is July 12, 2023, with interest accruing at a rate of 15% if the Company is in default. The Company’s board of directors also deems it in the best interest of the Company to issue to the holder 31,250,000 shares of common stock and a warrant for 31,250,000 shares of common stock with exercise price of $0.01 per share subject to adjustment and for term of five years. Pursuant to the agreement, the Company obtained $180,500 in net cash after distribution of attorney and brokers fees.

The note holder would have the right to convert all or any part the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and nonassessable shares of Common Stock occurrence of any event of default at a default conversion price of $0.001 per share.

The Company evaluated the embedded conversion feature within the above convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the relative fair value of the convertible notes payable and a total debt discount of $312,500 was recorded on the note. As of December 31, 2023, unamortized debt discount was $0 and amortization of debt discount was $312,500.

As of December 31, 2023, the note was in default and additional principal $158,594 has been applied to the outstanding balance as interest expense, resulting an outstanding principal of $471,094 and accrued interest of $36,803. The holder was issued an additional 109,033,203 shares of common stock as default shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

As of December 31, 2023 and 2022, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2022, the Company issued 117,280,154 shares of common stock as follows:

●	116,446,154 shares of common stock for the private placements at $0.005 and $0.0065 per share for cash of $600,000.
●	834,000 shares for consulting service valued at $5,000.

During the year ended December 31,2023, the Company issued 412,513,972 shares of common stock as follows:

●	172,230,769 Shares of common stock for the private placements at $0.001,$0.000375, $0.0065 per share for cash of $524,769
●	100,000,000 Shares of common stock for consulting services valued at $20,000.
●	31,250,000 shares of common stock for a convertible note of $312,500.
●	109,033,203 shares of common stock for default interest

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

Shares to be Issued

During the year ended December 31, 2022, in connection with the mentioned private placements offering in August and November 2022, the Company received $576,000 in cash proceeds. During February 2023, the Company issued restricted common shares and warrants pursuant to the closing of the August 2022 Offering totaling 89,230,769 million restricted common shares and 190,323,692 million warrants. The Shares will be restricted securities and subject to required holding periods under Rule 144.

During the year ended December 31, 2023, the Company received $401,000 in cash proceeds.

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

During the year ended December 31, 2023, the Company granted a total of 170 million shares of stock options to the advisors as their compensation for service providing, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

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

During the year ended December 31, 2022, the Company recognized stock option expense of $2,436,926, of which $2,420,730 was to related parties, and as of December 31, 2022, $96,777 remains unamortized, of which $48,188 is with related parties. The intrinsic value of the 854,000,000 options outstanding as of December 31, 2022, was $0

During the year ended December 31, 2023, the Company granted a total of 170 million shares of stock options to the advisors as their compensation for service providing, at a price of $0.01 per share of common stock. Such options will vest quarterly with the first quarter vesting upon the grant date.

During the year ended December 31, 2023, the Company recognized stock option expense of $440,875, of which $48,318 was to related parties, and as of December 31, 2023, $115,205 remains unamortized. The intrinsic value of the 1,024,000,000 options outstanding as of December 31, 2023, was $0

The following is a summary of stock option activity during the year ended December 31, 2023:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life		Fair value
	Options	Exercise Price	(years)		on Grant Date

Outstanding, December 31, 2020	-	$-	-		$-
Granted	820,000,000	0.012	10.00		8,004,855
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2021	820,000,000	$0.012	9.60		$8,004,855
Granted	34,000,000	0.010	7.95		256,032
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2022	854,000,000	$0.010	8.77		$8,260,887
Granted	170,000,000	0.012	7.09		460,820
Exercised	-	-	-		-
Forfeited/canceled	-	-	-		-
Outstanding, December 31, 2023	1,024,000,000	0.012	7.09	#	$8,721,707

Exercisable options, December 31, 2023	1,024,000,000	$0.012	7.09		$8,721,707

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

As of December 31, 2023, an investor warrant total of 644,557,692 shares of common stock was issued at an average price of $0.006 per share of common stock.

The following is a summary of warrant activity during the year ended December 31, 2023:

	Warrants Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value
	Warrants	Exercise Price	(years)	on Grant Date
Outstanding, December 31, 2021	-	$-	-
Granted	116,446,154	0.010	5.00	$726,662
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2022	116,446,154	$0.010	4.38	$726,662
Granted	644,557,692	0.006	5.00	3,402,881
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December, 2023	761,003,846	$0.007	4.19	$4,129,543

The intrinsic value of the warrant outstanding as of December 31, 2023 is $0.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of December 31, 2023 and up through July 16, 2024, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

