Form 10-Q
period 2024-03-31
Indoor Harvest Corp
filed 2025-05-20
CIK 1572565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-55594

INDOOR HARVEST CORP

(Exact name of registrant as specified in its charter)

Texas	45-5577364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 W. Slaughter Lane #5078 Austin, Texas	78739
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,205,704,056 shares issued and outstanding, as of March 31, 2024.

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

3

PART I - FINANCIAL INFORMATION

INDOOR HARVEST CORP

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$31	$-
Notes receivable, net	-	-
Prepaid expenses and other receivable	8,905	-
Other Current Assets	25,000	37,418
Total Current Assets	33,936	37,418

Prepayment for acquisition-related party	-	-
Furniture and equipment, net	-	-
Other Assets	-	-
TOTAL ASSETS	$33,936	$37,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,129,150	$855,991
Convertible note payable, net of debt discount of $0	471,094	471,094
Total Current Liabilities	1,600,244	1,327,085

Total Liabilities	1,600,244	1,327,085

Commitments and contingencies	-	-

Stockholders’ Equity	-	-
Preferred stock: 15,000,000 authorized; $0.01 par value;
Series A Convertible Preferred stock: 15,000,000 designated, 0 shares issued and outstanding	-	-
Common stock: 10,000,000,000 authorized; $0.001 par value;
3,205,704,056 and3,105,704 shares issued and outstanding, respectively	3,205,704	3,105,704
Additional paid in capital	25,416,149	25,394,278
Shares to be issued	531,000	531,000
Accumulated deficit	(30,719,161)	(30,320,649)
Total Equity	(1,566,308)	(1,289,667)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,936	$37,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDOOR HARVEST CORP

Consolidated Statement of Operations

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of sales	-	-
Gross Profit (Loss)	-	-

Operating Expenses
Professional fees	314,552	306,509
General and administrative	66,631	77,039
Total Operating Expenses	381,183	383,548

Loss from operations	(381,183)	(383,548)

Other Income (Expense)
Interest income	-	9,821
Other Income	250	-
Interest Expense	(17,579)	-
Change in fair value of derivative liability	-	-
Gain on settlement of debt	-	-
Impairment loss	-	-
Total other income (expenses)	(17,329)	9,821

Income (loss) before income taxes	(398,512)	(373,727)

Provision for income taxes	-	-

Net income (loss)	$(398,512)	$(373,727)

Comprehensive income (Loss)	$(398,512)	$(373,727)

Basic and diluted income (loss) per common share
Basic	$-0.00	$-0.00
Diluted	$-0.00	$-0.00

Weighted average number of common shares outstanding
Basic	3,143,066,693	2,759,485,810
Diluted	3,143,066,693	2,759,485,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH ENDED MARCH 31, 2024

(Unaudited)

For the Three Months ended March 31, 2024

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Common		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock to be Issued	Accumulated Deficit	Stockholders’ Equity
Balance - December 31, 2023		$-	3,105,704,056	$3,105,704	$25,394,278	$531,000	$(30,320,649)	$(1,289,667)

Common stock issued for cash and warrant	-	-	-	-	-		-	-
Common stock issued for services			100,000,000	100,000	(20,000)			80,000
Common stock issued for default interest			-	-				-
Deferred Stock Compensation					(73,333)			(73,333)
Stock based compensation	-	-	-	-	115,204		-	115,204
Proceeds received shares to be issued			-	-				-
Net loss	-	-	-	-	-	-	(398,512)	(398,512)
Balance - March 31, 2024	-	$-	3,205,704,056	$3,205,704	$25,416,148	$531,000	$(30,719,161)	$(1,566,308)

For the Three months Ended March 31, 2023

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Common		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Stock to be Issued	Accumulated Deficit	Stockholders’ Equity
Balance - December 31, 2022	-	$-	2,693,190,084	$2,693,190	$24,135,367	$576,000	$(27,059,031)	$345,526

Common stock issued for cash and warrant	-	-	107,230,769	107,231	589,769	(576,000)	-	121,000
Stock based compensation	-	-	-	-	64,384	-	-	64,384
Net loss	-	-	-	-	-	-	(373,727)	(373,727)
Balance - March 31, 2023	-	$-	2,800,420,853	$2,800,421	$24,789,520	$-	$(27,432,758)	$157,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDOOR HARVEST CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(398,512)	$(373,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	-
Interest expenses
Impairment loss	-	-
Accrued interest - notes receivable	-	(4,945)
Amortization debt discount - notes receivable	-	(4,876)
Amortization of debt discount	-	-
Change in fair value of embedded derivative liability	-
Stock based compensation & expenses	121,871	64,384
Gain on settlement of debt	-	-
Changes in operating assets and liabilities:	-
Prepaid Other	-	-
Prepaid expenses and other receivable	(8,905)	18,372
Other Current Assets	12,418	-
Accounts payable and accrued expenses	273,159	36,819
Convertible Notes	-	-
Due to related party	-	67,000
Net Cash used in Operating Activities	31	(196,973)

Cash Flows from Investing Activities:
Investment in 369 Hemp	-	-
Investment in Metabiogenix (US)	-	-
Investment in short term notes	-	(142,500)
Prepayments for acquisition - related party	-	-
Net Cash used in Investing Activities	-	(142,500)

Cash Flows from Financing Activities:
Loans granted	-	-
Repayments of note payable	-	-
Proceeds from issuance of common stock and warrants	-	121,000
		-
Proceeds from stock subscriptions for shares to be issued	-	-
Additional Paid in Capital		-
Net Cash provided by Financing Activities	-	121,000

EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS		-

Net change in cash	31	(218,473)
Cash, beginning of period	-	226,231
Cash, end of period	$31	$7,758

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common stock and warrants issued from shares to be issued	$576,000	$576,000
Common stock issued for services	100,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 as not all disclosures required by generally accepted accounting principles for annual financial statements may be presented.

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

Acquisition deposit

The acquisitions of Hemp369 and MetaBioGenix have not been consummated at this time, but are still contemplated. There are no letters or documents suggesting that any of the parties linked thereto have abandoned the transactions and they will move forward and be completed in the near future. For this reason, all payments from the Company are currently classified as acquisition deposit until legal completion of the transactions. Hemp369 and MetaBioGenix has a total of $429,039 and $50,000 of acquisition deposit respectively. During the year 2023, management evaluated and believed it is more likely than not that the acquisitions could not be completed and that the non-recoverable asset was not expected to bring future benefit to the Company, the acquisition deposit was fully impaired in 2023.

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

The following table summarizes fair value measurements by level at March 31, 2024 and December 31, 2023, measured at fair value on a recurring basis:

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible Note	-	-	$471,094	$471,094

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible Note			$471,094	$471,094

NOTE 2 - GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had little net cash generated in operations of $31 and has an accumulated deficit of $30,719,161, for the Three Months ended March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management’s plans which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity financing. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

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

NOTE 3 – CONVERTIBLE NOTES

During the three months ended March 31, 2024, the Company did not make the necessary payment at maturity to Quick Capital LLC; at the scheduled July 22 due date of convertible note payable. The face value of the loan was $312,500 with a $62,500 OID. In the event of default, the principal of the note is increased by 150%, and the default interest is 15% annum. At March 31, 2024, the Company recorded a $471,094 convertible note and $54,645 associated accrued interest,

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on March 31 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Accounts payable	$(661,140)	$(569,844)
Credit card	(6,801)	(6,800)
Accrued expenses	(364,897)	(213,377)
Accrued management fee	(41,667)	(29,167)
Accrued interest	(54,645)	(36,803)
	$(1,129,150)	$(855,991)

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31,2023, the Company issued 412,513,972 shares of common stock as follows:

●	172,230,769 Shares of common stock for the private placements at $0.001, $0.000375, $0.0065 per share for cash of $524,769
●	100,000,000 Shares of common stock for consulting services valued at $20,000.
●	31,250,000 shares of common stock for a convertible note of $312,500.
●	109,033,203 shares of common stock for default interest

During the Three Months ended March 31, 2024, the Company issued 100,000,000 shares of common stock as follows:

●	100,000,000 Shares of common stock for consulting services valued at $80,000.

Shares to be Issued

During the year ended December 31, 2023, the Company received $401,000 in cash proceeds, in connection with private placement offerings that took place in August and November 2022.

As of March 31, 2024, the Company had $531,000 shares to be issued, in connection with private placement offerings that took place in August and November 2022.

Additional paid in capital

Stock Options

During the three months ended March 31, 2024, a total of 170 million shares of stock options  were vested.

●	Consultant Aaron Serruya: 10 million shares of stock options, at a price of $9,030.
●	Consultant Kevin Elder: 100 million shares of stock options, at a price of $81,408.
●	Consultant Gordon Kats: 10 million shares of stock options, at a price of $7,703.
●	Consultant Summer Schnog: 50 million shares of stock options, at a price of $17,063.

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	1,024,000	$0.012	7.09
Granted	-	-	-
Exercised	-	-	-
Forfeited / Canceled	-	-	-
Outstanding, March 31, 2024	1,024,000	$0.012	6.84
Exercisable options, March 31, 2024	1,024,000	$0.012	6.84

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

The following is a summary of stock option activity during the three months ended March 31, 2024.

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Expected term	2.66 – 5.50 years	2.66 – 5.50 years
Expected average volatility	180 – 203%	180 – 203%
Expected dividend yield	-	-
Risk-free interest rate	0.67 – 4.02%	0.67 – 3.79%

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

There was no warrant activity during the month ended March 31, 2024.

Three Months Ended
March 31, 2024
Term	3.03 - 7.34 years
Expected average volatility	186% - 203%
Expected dividend yield	0%
Risk-free interest rate	2.01% - 4.51%

The following is a summary of warrant activity during the three months ended March 31, 2024:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining Life
	Warrants	Exercise Price	(years)
Outstanding, December 31, 2023	761,003,846	$0.007	4.19
Granted	-	-	-
Exercised	-	-	-
Forfeited / Canceled	-	-	-
Outstanding, March 31, 2024	761,003,846	$0.007	3.94

The intrinsic value of the warrants outstanding as of March 31, 2024, is $0.

NOTE 6 - NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible preferred stock and convertible notes that are computed using the if-converted method, and outstanding warrants that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

EPS: Earning Per Share

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(398,512)	$(373,727)
(Gain) loss on change in fair value of derivatives	-	-
Interest on convertible debt	-	-
Net income (loss) - diluted	$(398,512)	$(373,727)

Denominator:
Weighted average common shares outstanding	3,143,066,693	2,759,485,810
Effect of dilutive shares	-	-
Diluted	3,143,066,693	2,759,485,810

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

For the Three Months ended March 31, 2024, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 7- ACQUISITION

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

The acquisition deposit of $385,739 of Hemp369 and $54,500 of MetaBiogenix was impaired in 2023.

Indoor Harvest or the Company is not expecting to complete the acquisition of Hemp369 and MetaBiogenix as of March 31, 2024.

NOTE 8- SUBSEQUENT EVENTS

On April 10, 2024, the Company issued a convertible promissory note to Quick Capital, LLC in the principal amount of $20,000. The Company received $17,500 pursuant to this convertible promissory note, representing a $2,500 original issue discount. The note bears interest at 12% per annum and is due six months from the date of issuance. Following an event of default, the interest rate increased to 24% per annum. The note is convertible into shares of the Company’s common stock, following an event of default, at the lesser of: (a) $0.0001 or (b) 50% of the lowest trading price of the common stock during the 30-day trading period prior to the conversion date.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations.

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

Results of Operations

The following table presents our operating results for the three months ended March 31, 2024 compared to March 31, 2023:

Three months ended March 31, 2024 compared to three months ended March 31, 2023.

Our operating results for Three months ended March 31, 2024 and 2023 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31,
	2024	2023	Change	%
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	-
Operating expenses
Professional fees	314,552	306,509	8,043	3%
General and administrative expenses	66,631	77,039	(10,408)	(14)%
Total operating expenses	381,183	383,548	(2,365)	(1)%
Loss from operations	(381,183)	(383,548)	2,365	(1)%
Other expense
Interest income	-	9,821	(9,821)	(100)%
Interest expense	(17,579)	-	(17,579)	-
Amortization of debt discount			-	-
Other income	250		250	-
Impairment loss	-	-	-	-
Total other expense	(17,329)	9,821	(27,150)	(276)%
Net loss	$(398,512)	$(373,727)	$(24,784)	7%

Revenues

During the three months ended March 31, 2024, the Company generated no revenue.

Operating Expenses

Total operating expenses for the three months ended March 31, 2024 and 2023 were $381,183 and $383,548 respectively, for an aggregate decrease in expenses of $2,365 or 1%. The aggregate decrease is primarily related to the cancellation of insurance for the Company’s directors.

Other Expense

Total other (expense) income for the three months ended March 31, 2024 and 2023 were ($17,329) and $9,821, for a decrease of $27,939 or 276%. The aggregate decrease in other income is primarily related to interest expense.

Net Loss

As a result of the factors discussed above, net loss for the three months ended March 31, 2024 was a loss of $398,512 as compared to a net loss of $373,727 for the three months ended March 31 2023, which reflects a increase of $24,785 or 7%.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of three months ended March 31, 2024 and 2023, respectively.

Working Capital

	March 31,	December 31,
	2024	2023	Change	%
	(Unaudited)	(Audited)
Current assets	$33,936	$37,418	$(3,482)	(9)%
Current liabilities	$1,600,244	$1,327,085	$273,159	21%
Working capital deficiency	$(1,566,308)	$(1,289,667)	$(276,641)	21%

Cash Flows

	Three Months Ended
	March 31,
	2024	2023	Change	%
	(Unaudited)	(Unaudited)
Cash used in operating activities	$31	$(196,973)	$197,004	(100)%
Cash used in investing activities	$-	$(142,500)	$142,500	(100)%
Cash provided by financing activities	$-	$121,000	$(121,000)	(100)%
Net Change in Cash During Period	$31	$(218,473)	$221,004	(100)%

	March 31,	December 31,
Balance Sheet Data:	2024	2023	Change	%
	(Unaudited)	(Audited)
Cash	$31	$-	$31	-
Total assets	$33,936	$37,418	$(3,482)	(9)%
Total liabilities	$1,600,244	$1,327,085	$273,159	21%
Stockholders’ equity	$(1,566,308)	$(1,289,667)	$(276,641)	21%

As of March 31, 2024, our Company’s cash balance was $31 and total assets were $33,936. As of December 31, 2023, our Company’s cash balance was $0 and total assets were $37,418. The decrease in total assets was primarily the result of a decrease the Company’s overall activities.

As of March 31, 2024, our Company had total liabilities of $1,600,244, compared with total liabilities of $1,327,085 as at December 31, 2023. The increase in total liabilities was primarily related to expenses that were accrued into quarter end.

As of March 31, 2024, our Company had a working capital deficiency of $1,566,308 compared with working capital deficiency of $1,289,667 as of December 31, 2023. The increase in working capital deficiency was primarily attributed to a decrease in financing activities. The aggregate decrease in financing activities is primarily related to a breach of contract from a certain investor.

Cash Flow from Operating Activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2024 and 2023 were $31 and $(196,973), respectively, for an increase of $197,004. The increase in net cash provided by (used in) operating activities was attributed primarily to an increase in accounts payable and accrued expenses.

Cash Flow from Investing Activities

During the three months ended March 31, 2024, and 2023, the Company utilized $0 and $142,500, respectively, in investing activities. The decrease was primarily due to an overall reduction in the Company’s operations.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, and 2023 were $0 and $121,000, respectively, for a decrease of $121,000. The decrease in financing activities was due to an overall reduction in the Company’s operations, and a breach of contract of a certain investor.

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

The Company’s management, consisting solely of the Company’s Chief Executive Officer, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective because of the following internal control over financial reporting deficiencies:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

The Company did not make the necessary payment at maturity to Quick Capital LLC; at the scheduled July 22, 2023 due date of convertible note payable. The face value of the loan was $312,500 with a $62,500 OID. In the event of default, the principal of the note is increased by 15%, and the default interest is 15% annum.

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

INDOOR HARVEST CORP.
(Registrant)

Dated: May 20, 2025	/s/ Leslie Bocskor
Leslie Bocskor
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)(Principal Financial Officer)

